Form 10-Q
period 2016-04-30
RIZZEN INC.
filed 2016-06-07
CIK 1659559

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-209900

RIZZEN INC.

Nevada (State or Other Jurisdiction of Incorporation or Organization)
35-2544765 (IRS Employer Identification Number)
5092 (Primary Standard Industrial Classification Code Number)

201-5, Xin Jia Garden,

Heng Qing Village,

Zhuhai, China 519000

Tel.  +852-8191-5516

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 7, 2016
Common Stock, $0.001	6,000,000

1 | Page

2 | Page

RIZZEN INC. CONDENSED BALANCE SHEETS (Unaudited)
	APRIL 30, 2016	JANUARY 31, 2016
ASSETS
Current Assets
Cash	$ 3,426	$ 6,060
Total current assets	3,426	6,060
Non-current assets	2,500	-

Total Assets	$ 5,926	$ 6,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,042	$ 1,042
Accounts payable	3,570	-
Total current liabilities	4,612	1,042
Total Liabilities	4,612	1,042
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in-capital	-	-
Deficit	(4,686)	(982)
Total Stockholders’ Equity	1,314	5,018

Total Liabilities and Stockholders’ Equity	$ 5,926	$ 6,060

The accompanying notes are an integral part of these financial statements.

3 | Page

RIZZEN INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended April 30, 2016
Revenue	$ 5,100

Cost of goods sold	3,570
Operating expenses
General and administrative expenses	5,234
Net loss from operations	(3,704)
Loss before taxes	(3,704)
Provision for taxes	-
Net loss	$ (3,704)
Loss per common share: Basic and Diluted	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

RIZZEN INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended April 30, 2016
Operating Activities
Net loss	$ (3,704)
Increase in accounts payable	3,570
Net cash used in operating activities	(134)

Investing activities
Purchase of equipment	(2,500)
Net cash used in investing activities	(2,500)

Financing Activities
Proceeds from sale of common stock	-
Proceeds from loan from shareholder	-
Net cash provided by financing activities	-
Net increase in cash and equivalents	(2,634)
Cash and equivalents at beginning of the period	6,060
Cash and equivalents at end of the period	$ 3,426
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

RIZZEN INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED APRIL 30, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

 Organization and Description of Business

RIZZEN INC.(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 21, 2015.  The Company‘s business is distribution of children’s toys from China.

Since inception through April 30, 2016 the Company has generated $5,100 revenue and has accumulated losses of $4,686.

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on April 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2016 audited financial statements.  The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the operating results for the full year.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a January 31 fiscal year end.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2016 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

6 | Page

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).
The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at April 30, 2016.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of April 30, 2016 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred a loss since Inception (October 21, 2015) resulting in an accumulated deficit of $4,686 as of April 30, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 13, 2016 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. On January 26, 2016 the Company issued 1,000,000 shares of its common stock at $0.001 per share for total proceeds of $1,000.

As of April 30, 2016 the Company had 6,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

 In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since October 21, 2015 (inception) through April 30, 2016, the Company’s sole officer and director loaned the Company $1,042 to pay for incorporation costs and operating expenses.  As of April 30, 2016, the amount outstanding was $1,042. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of April 30, 2016 the Company had net operating loss carry forwards of $4,686 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

7 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The company intends to provide vending and shipping services of electronic toys of various kinds manufactured in the Republic of China.

We are wholesale trade company. We plan to implement the distribution of electronic toys for children on the territory of Europe and North America. We act as an intermediary between our potential customers (retail stores or wholesalers) and manufacturers producing toys in China.

We plan to provide shipping service on request of our potential customers. If our clients need shipping service we plan to act as mediator between shipping company and client. We plan to seek a transportation company that offer the best rates for shipping to our potential customer from our warehouse or from a warehouse of the supplier's or manufacturer.

We plan to publish on our website all basic information about products and service we offer. We also plan to produce electronic catalogs in PDF format for our potential customers. We intend to search for suppliers and manufacturers of electronic toys for the children at the global trade platform in China - alibaba.com.

For our customers convenience we consider developing a website with functions of online store, which, we expect, can make ordering of goods easier and more enjoyable. We consider the Internet to be our main marketplace, all our advertising is likely to come online in a form of clickable ads (banners) placed on the websites related to kids merchandise. We intend to increase awareness of our company by placing our video commercials within the video-streaming services (YouTube, Vimeo, Hulu, Netflix and others) that provide video for children, thereby attracting attention of parents, whom we refer to as our potential clients.

Once the company starts running, any to manufacturers is planned to be given an option to be displayed on the website, after lodging a proper corresponding request. We plan to charge manufacturers for occupying positions on our website, offering professionally produced ads and other displaying materials.

The services regarding toys, are aimed at different kids categories, from toddlers to teenag  ers. We plan to offer the goods that might be interesting to kids of various ages:

1) Electronic toys for boys, such as remotely controlled cars, planes, helicopters, robots etc.

2) Electronic toys for girls, such as dancing or talking dolls or animals.

3) Electronic music instruments for kids of both genders, such as synthesizers or guitars, toy replicas of phones, tablets or computers.

4) Parts for DIY (Do-It-Yourself) toys.

5) Spare parts, wear parts (such as batteries) and accessories.

RESULTS OF OPERATION

As of April 30, 2016, we have accumulated a deficit of $4,686.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Three Month Period Ended April 30, 2016

Revenue

We received $5,100 in revenue for the three month period ended April 30, 2016.

Operating Expenses

During the three month period ended April 30, 2016, we incurred general and administrative expenses of $5,234 and cost of goods sold of $3,570. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended April 30, 2016 was $3,704, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2016 our total assets were $5,926 compared to $6,060 in total assets at January 31, 2016. As at April 30, 2016 and January 31, 2016, our total liabilities were $4,612 and $1,042 respectively.

Stockholders’ equity decreased from $5,018 as of January 31, 2015 to $1,314 as of April 30, 2016. The decrease in the stockholders’ equity reflects the impact of our operating losses which we incurred during the three months ended April 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2016, net cash flows used in operating activities was $134, consisting of a net loss of $3,704 and increase in account payable of $3,570.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,500 consisting of fixed assets purchased during the three month periods ended April 30, 2016.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the three month periods ended April 30, 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

9 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

10 | Page

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the three month periods ended April 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month periods ended April 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIZZEN INC.
Dated: June 7, 2016	By: /s/ Shuisheng Zhu
Shuisheng Zhu, President and Chief Executive Officer and Chief Financial Officer

12 | Page