Form 10-Q
period 2016-07-31
RIZZEN INC.
filed 2016-09-02
CIK 1659559

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 2, 2016
Common Stock, $0.001	7,285,000

1 | Page

2 | Page

RIZZEN INC. CONDENSED BALANCE SHEETS (Unaudited)
	JULY 31, 2016	JANUARY 31, 2016
ASSETS
Current Assets
Cash	$ 24,503	$ 6,060
Total current assets	24,503	6,060
Property and equipment net of accumulated depreciation of $208 and $0, respectively	2,292	-

Total Assets	$ 26,795	$ 6,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,042	$ 1,042
Total current liabilities	1,042	1,042
Total Liabilities	1,042	1,042
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,285,000 shares issued and outstanding as of July 31, 2016 (6,000,000 shares issued and outstanding as of January 31, 2016)	7,285	6,000
Additional paid-in-capital	24,415	-
Accumulated Deficit	(5,947)	(982)
Total Stockholders’ Equity	25,753	5,018

Total Liabilities and Stockholders’ Equity	$ 26,795	$ 6,060

The accompanying notes are an integral part of these financial statements.

3 | Page

RIZZEN INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2016	Six months ended July 31, 2016
Revenue	$ -	$ 5,100

Cost of goods sold	-	3,570
Operating expenses
General and administrative expenses	1,261	6,495
Net loss from operations	(1,261)	(4,965)
Loss before taxes	(1,261)	(4,965)
Provision for taxes	-	-
Net loss	$ (1,261)	$ (4,965)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,367,065	6,185,549

The accompanying notes are an integral part of these financial statements.

4 | Page

RIZZEN INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended July 31, 2016
Operating Activities
Net loss	$ (4,965)
Depreciation expense	208
Net cash used in operating activities	(4,757)

Investing activities
Purchase of equipment	(2,500)
Net cash used in investing activities	(2,500)

Financing Activities
Proceeds from sale of common stock	25,700
Proceeds from loan from shareholder	-
Net cash provided by financing activities	25,700
Net increase in cash and equivalents	18,443
Cash and equivalents at beginning of the period	6,060
Cash and equivalents at end of the period	$ 24,503
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

RIZZEN INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED JULY 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

 Organization and Description of Business

RIZZEN INC.(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 21, 2015.  The Company‘s business is distribution of children’s toys from China.

Since inception through July 31, 2016 the Company has generated $5,100 revenue and has accumulated losses of $5,947.

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on July 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2016 audited financial statements.  The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the operating results for the full year.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at July 31, 2016.

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

Stock-Based Compensation

As of July 31, 2016 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

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

The Company has incurred a loss since Inception (October 21, 2015) resulting in an accumulated deficit of $5,947 as of July 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

On January 13, 2016 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. On January 26, 2016 the Company issued 1,000,000 shares of its common stock at $0.001 per share for total proceeds of $1,000.  In June and July 2016, the Company issued 1,285,000 shares of its common stock at $0.02 per share for total proceeds of $25,700.

As of July 31, 2016 the Company had 7,285,000 shares issued and outstanding.

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

Since October 21, 2015 (inception) through July 31, 2016, the Company’s sole officer and director loaned the Company $1,042 to pay for incorporation costs and operating expenses.  As of July 31, 2016, the amount outstanding was $1,042. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of July 31, 2016 the Company had net operating loss carry forwards of $5,947 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The services regarding toys, are aimed at different kids categories, from toddlers to teenagers. We plan to offer the goods that might be interesting to kids of various ages:

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

RESULTS OF OPERATION

As of July 31, 2016, we have accumulated a deficit of $5,947.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Three Month Period Ended July 31, 2016

Revenue

We have not generated any  revenue for the three month period ended July 31, 2016.

Operating Expenses

During the three month period ended July 31, 2016, we incurred general and administrative expenses of $1,261. General and administrative expenses incurred generally related to financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended July 31, 2016 was $1,261, due to the factors discussed above.

Six Month Period Ended July 31, 2016

Revenue

We received $5,100 in revenue for the six month period ended July 31, 2016.

Cost of goods sold

The Company incurred $3,570 of costs during the six months ended July 31, 2016.

Operating Expenses

During the six month period ended July 31, 2016, we incurred general and administrative expenses of $6,495 cost of goods sold of $3,570. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six month period ended July 31, 2016 was $4,965 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2016 our total assets were $26,795 compared to $6,060 in total assets at January 31, 2016. As at July 31, 2016 and January 31, 2016, our total liabilities were $1,042.

Stockholders’ equity increased from $5,018 as of January 31, 2015 to $25,753 as of July 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2016, net cash flows used in operating activities was $4,757, consisting of a net loss of $4,965 and depreciation expense  of $208.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,500 consisting of fixed assets purchased during the six month periods ended July 31, 2016.

Cash Flows from Financing Activities

Net cash provided from financing activities was $25,700 consisting of proceeds from issuance of common stock during the six month periods ended July 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the six month periods ended July 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month periods ended July 31, 2016.

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

RIZZEN INC.
Dated: September 2, 2016	By: /s/ Shuisheng Zhu
Shuisheng Zhu, President and Chief Executive Officer and Chief Financial Officer

12 | Page