Form 10-K
period 2017-01-31
RIZZEN INC.
filed 2017-05-16
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 333-209900

RIZZEN INC.

(Exact name of Company as specified in its charter)

Nevada	35-2544765
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit 04 7/F Bright Way Tower No. 33
Mong Kok Rd KL Hong Kong
N/A
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: 86-755-2218-4466

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of May 15, 2017, there were 7,285,000 shares of company's common stock, par value $0.001 per share, outstanding of which 6,000,000 shares of common stock are held by affiliates.

PART I

Item 1.	Business.

Rizzen Inc. (the “Company”) was incorporated in Nevada on October 21, 2015. Our principal executive offices are located at Unit 04 7/F Bright Way Tower No. 33, Mong Kok Rd KL Hong Kong. Our phone number is +86-755-2218-4466.

We are a development stage company. Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in the Republic of China and to distribute electronic kids toys of various price categories to both small and medium-sized vendors. We intended on selling, importing, and marketing our business to European and North American markets.

On December 28, 2016 and as reported on Form 8k filed December 30, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to JLJ Group Corporation Limited, a Hong Kong registered corporation, (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin.

Following the change of control, the Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Jin Na	35	CEO and CFO

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officer. As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from the Company, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's lack of capital to fund the investigation, the Company may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. Such Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company may not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by the stockholders.

The Company intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees. Our sole officer and director is engaged in outside business activities on a full-time basis. Our sole officer and director anticipates that she will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of one of its stockholders at no charge.

Item 3.	Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is a limited public market for our common shares. Our common shares are quoted on the OTCQB Sheets under the symbol “RZZN”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of December 15, 2016, there were approximately thirty two (32) record holders of an aggregate of 7,285,000 shares of Common Stock issued and outstanding.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "expect," "anticipate," "project," "target," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; the loss of key personnel; any of the factors in the "Risk Factors" section of this report; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company's operations involve risks and uncertainties, many of which are outside of the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Overview

The Company currently has no operations. Our plan is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enters into.

RESULTS OF OPERATION

As of year ended January 31, 2017, we have accumulated a deficit of $32,465.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended January 31, 2017

Revenue

Our Revenue for the years ended January 31, 2017 and January 31, 2016 were $5,100 and $0 respectively.

Cost of Goods Sold

Our cost of goods sold for the years ended January 31, 2017 and January 31, 2016 were $3,570 and $0 respectively.

Gross Profit

Our gross profit for the years ended January 31, 2017 and January 31, 2016 were $1,530 and $0 respectively.

Operating Expenses

During the year ended January 31, 2017 and January 31, 2016, we incurred general and administrative expenses of $30,929 and $982 respectively. General and administrative expenses incurred generally related to financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Loss from operations

Our loss from operations for the years ended January 31, 2017 and January 31, 2016 was $29,399 and $982 respectively.

Loss on disposition of fixed assets

During the years ended January 31, 2017 and January 31, 2016, we purchased fixed assets in the amount of $2,500 and $0 respectively. We recognized depreciation expense in the amount of $416 for the year ended January 31, 2017. In December of 2016 we disposed of all fixed assets and recognized a loss of $2,084 for the year ended January 31, 2017.

Net Loss

Our loss from operations for the years ended January 31, 2017 and January 31, 2016 was $31,483 and $982 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2017 our total assets were $0 compared to $6,060 in total assets at January 31, 2016. As at Year ended January 31, 2017 and January 31, 2016, our total liabilities were $765 and $1,042. We had a working capital deficit of $765, as of Year ended January 31, 2017 and a working capital surplus of $5,018 as of January 31, 2016.

Stockholders’ equity decreased from $5,018 as of January 31, 2016 to $(765) as of Year ended January 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the years ended January 31, 2017 and 2016, net cash flows used in operating activities was $28,218 and $982 for the years ended January 31, 2017 and 2016 respectively, consisting of a net loss of $31,483, a loss in disposition of fixed assets of $2,084 and depreciation expense of $416 and a change in accounts payable of $(765) in 2017 and a net loss in 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,500 consisting of fixed assets purchased during the year ended January 31, 2017.

Cash Flows from Financing Activities

Net cash provided from financing activities was $24,658 consisting of proceeds from issuance of common stock of 25,700 and repayment of related party note in the amount of $1,042 during the year ended January 31, 2017.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rizzen Inc.

We have audited the accompanying balance sheet of Rizzen Inc. as of January 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2017. Rizzen Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rizzen Inc. as of January 31, 2017, and the results of its operations and its cash flows for the year ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC Spokane, WA
May 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders’ of Rizzen Inc.

We have audited the accompanying balance sheet of Rizzen Inc. (the “Company”) as of January 31, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the period October 21, 2015 (Inception) through January 31, 2016. Rizzen Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rizzen Inc.as of January 31, 2016 and the results of its operations and its cash flows for the period from October 21, 2015 (Inception) through January 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered net losses and has had negative cash flows from operating activities during the period ended January 31, 2016.These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Edina, MN
February 29, 2016

RIZZEN, INC.
Balance Sheets

	January 31,	January 31,
	2017	2016
ASSETS	(audited)	(audited)
Current Assets:
Cash	$ -	$ 6,060
Total Current Assets	-	6,060
TOTAL ASSETS	$ -	$ 6,060

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 765	$ -
Loan from related parties	-	1,042
Total Current Liabilities	765	1,042
TOTAL LIABILITIES	765	1,042

Commitments and Contingencies	-	-

Shareholders' Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 7,285,000 issued and outstanding at January 31, 2017; and 6,000,000 issued and outstanding at January 31, 2016.	7,285	6,000
Additional paid-in capital	24,415	-
Accumulated deficit	(32,465)	(982)
Total Stockholders’ Deficit	(765)	5,018
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ 6,060

The accompanying notes are an integral part of these financial statements.

RIZZEN, INC.
Statements of Operations

	for the years ended
	January 31,
	2017	2016

Revenue	$ 5,100	$ -
Cost of Goods Sold	3,570	-
Gross Profit	1,530	-

Operating Expenses:
General and administrative expenses	30,929	982
Total operating expenses	30,929	982
Net loss from operations	(29,399)	(982)

Loss on Disposal of fixed assets	(2,084)	-
Loss before income taxes	(31,483)	(982)
Provision for income taxes	-	-
Net Loss	$ (31,483)	$ (982)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding basic and diluted	6,754,850	6,000,000

The accompanying notes are an integral part of these financial statements.

RIZZEN, INC.
Statement of Stockholders Equity
January 31,2017

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance Inception 10/21/2015	-	$ -	$ -	$ -	$ -

Issued common Shares for cash	6,000,000	6,000	-		6,000
Net Profit				(982)	(982)
Balance at 1/31/2016	6,000,000	6,000	-	(982)	5,018
				.
Shares issued for Cash	1,285,000	1,285	24,415		25,700

Net Loss				(31,483)	(31,483)
Balance at 1/31/2017	7,285,000	$ 7,285	$ 24,415	$ (32,465)	$ (765)

The accompanying notes are an integral part of these financial statements.

RIZZEN, INC.
Statement of Cash Flows

	for the years ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (31,483)	$ (982)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	416
Loss on Disposal of fixed assets	2,084
Changes in operating assets and liabilities:
Prepaid legal	-
Accounts payable	765	-
Net cash used in operating activities	(28,218)	(982)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Purchase of property plant and equipment	(2,500)	-
Net cash used in investing activities	(2,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,700	6,000
Payments on loan - related party	(1,042)
Proceed from loan - related party	-	1,042
Net cash provided by financing activities	24,658	7,042

Net increase (decrease) in cash	(6,060)	6,060
Cash at beginning of period	6,060	-
Cash at end of period	$ -	6,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

RIZZEN INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Rizzen Inc. (the “Company”) was incorporated in Nevada on October 21, 2015. Our principal executive offices are located at Unit 04 7/F Bright Way Tower No. 33, Mong Kok Rd KL Hong Kong. Our phone number is +86-755-2218-4466.

We are a development stage company. Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in the Republic of China and to distribute electronic kids toys of various price categories to both small and medium-sized vendors and intended on selling, importing, and marketing our business to European and North American markets.

On December 28, 2016 and as reported on Form 8k filed December 30, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to JLJ Group Corporation Limited, a Hong Kong registered corporation, (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin.

Following the change of control, the Company now seeks to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Jin Na	35	CEO and CFO

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenues therefrom.

(a)	Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Management believes that all adjustments have been made for the years ended January 31, 2017 and 2016

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(c)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Recently issued or adopted standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	ACCRUED LIABILITIES.

As of January 31, 2017, and 2016, the Company had $765 and $0 in accrued liabilities, respectively.

4.	INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of January 31, 2017, we had a net operating loss carry-forward of approximately $(32,765) and a deferred tax asset of approximately $11,140 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(11,140). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At January 31, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	January 31, 2017	January 31, 2016
Deferred Tax Asset	$11,038	$334
Valuation Allowance	(11,038)	(334)
Deferred Tax Asset (Net)	$ -	$ -

On December 28, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to JLJ Group Corporation Limited, a Hong Kong registered corporation, (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

This resulted in a change in control. We are in the process of analyzing the effect on the deferred tax asset and the numbers above may change as a result, however the Deferred Tax Asset (net) will remain unchanged.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of January 31, 2017, the Company had an accumulated deficit of $32,465. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However, there is no assurance of additional funding being available, which raises substantial doubt about the company’s ability to continue as a going concern.

NOTE 6 – CAPTIAL STOCK

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

As of January 31, 2017, the Company had 7,285,000 shares issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Since October 21, 2015 (inception) through December 28, 2016, the Company’s sole officer and director loaned the Company $1,042 to pay for incorporation costs and operating expenses.  As of January 31, 2017, the amount outstanding was $0. The loan is non-interest bearing, due upon demand and unsecured.

On December 28, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to JLJ Group Corporation Limited, a Hong Kong registered corporation,  (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.  This represented 82% of the outstanding common stock and resulted in a change in control

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Reported on Form 8k filed May 5, 2017.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of January 31, 2017, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company's board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of January 31, 2017, the Company’s internal control over financial reporting was not effective based on those criteria.

Material weakness

Management identified two material weaknesses in the design and operation of its internal controls: (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the United States (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

To remediate the material weaknesses identified in internal control over financial reporting, the Company intends to: (i) hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and (ii) provide ongoing training courses in U.S. GAAP to existing personnel. The Company will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of January 31, 2017 were as follows:

Name	Age	Position
Jin Na	35	CEO and CEO

        Ms. Na, age 35 currently serves as the Legal Representative for Changzhou Biekaishengmian E-commerce Co., Ltd. From March 2010 to September 2014, she served as Marketing Director for Hunan Resgreen Ecological Textile Inc. and was responsible for marketing operations. From September 2014 to February 2015 she worked as General Commander of Education Department for Beijing Zhangxin Communication Technology Co., Ltd. where she was responsible for training marketing teams. From February 2015 to May 2016, Ms. Na served as Marketing Director for Shandong Weikang Biotechnology Co., Ltd. where she was responsible for marketing operations.

There are no formal compensation agreements with Ms. Na at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended January 31, 2017, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company's named executive officers. The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs before a suitable target company is identified.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership based on 7,285,000 shares of our Common Stock outstanding as of January 31, 2017, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Jin Na Room 01 25/F Center No 2008 Renmin South Rd. Luohu District, Shenzhen City Guangdong, China	0	0%
	All Officers and Directors as a Group (one person)	0	0%

	Other 5% owners
JLJ Group Corporation Limited Unit 04 7/F Bright Way Tower No. 33 Mong Kok Rd KL Hong Kong	6,000,000(1)	82.36%

(1) Jin Na is the interim CEO and CFO of JLJ Group Corporation Limited and, in that capacity, has the authority to direct voting and investment decisions with regard to its common stock.

There are no current arrangements known to the company, the operation of which may, at a subsequent date, result in a further change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition.

 Director Independence

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Because our common stock is not listed on a national exchange or interdealer quotation system there is no requirement that a majority of our Board of Directors be independent and, therefore, the Company is not subject to director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

During the fiscal year ended January 31, 2016, the firm of KLJ &Associates, LLP (“KLJ”), was our principal accountant. During the fiscal year ended January 31, 2017, the firm of Fruci & Associates II PLLC (“Fruci”) was our principal accountant. The following is a summary of fees paid or to be paid to KLJ and Fruci for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with regulatory filings. We paid KLJ $5,500 in connection with our audited financials for the fiscal year ended 2017. We will pay Fruci $4,000 in connection with our audited financials for the fiscal year ended 2017.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by KLJ or Fruci during the last two fiscal years.

Tax Fees. None

All Other Fees. None

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIZZEN INC.

By:	/s/ Jin Na
Name:	Jin Na
Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ Jin Na
Name:	Jin Na
Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

Dated: May 16, 2017

-31-