Form 10-Q
period 2017-04-30
RIZZEN INC.
filed 2017-06-19
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 000-55492

Rizzen Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2544765
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Unit 04 7/F Bright Way Tower No. 33 Mong Kok Rd KL Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

+ 86-755-2188-4466

(Registrant’s Telephone Number, Including Area Code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 15, 2017, there were 7,285,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

RIZZEN, INC.
Condensed Balance Sheets

	April 30,	January 31,
	2017	2017
ASSETS	(Un-audited)	(Audited)
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 12,626	$ 765
Short Term advances (related Party)	4,054	-
Total Current Liabilities	16,680	765
TOTAL LIABILITIES	16,680	765

Commitments and Contingencies	-	-

Shareholders' Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 7,285,000 issued and outstanding at April 30, 2017 and January 31, 2017	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(48,380)	(32,465)
Total Stockholders’ Deficit	(16,680)	(765)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

RIZZEN, INC.
Condensed Statements of Operations

	(Unaudited)
	for the three months ended
	April 30,
	2017	2016

Revenue	$ -	$ 5,100
Cost of Goods Sold	-	3,570
Gross Profit	-	1,530

Operating Expenses:
General and administrative expenses	15,915	5,234
Total operating expenses	15,915	5,234
Net loss from operations	(15,915)	(3,704)
Loss before income taxes	(15,915)	(3,704)
Provision for income taxes	-	-
Net Loss	$ (15,915)	$ (3,704)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding basic and diluted	7,285,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

RIZZEN, INC.
Condensed Statement of Cash Flows
	(Unaudited)
	for the three months ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (15,915)	$ (3,704)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	11,861	3,570

Net cash used in operating activities	(4,054)	(134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	-	(2,500)
Net cash used in investing activities	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan - related party	4,054	-
Net cash provided by financing activities	4,054	-

Net increase (decrease) in cash	-	(2,634)

Cash at beginning of period	-	6,060

Cash at end of period	$ -	$ 3,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

RIZZEN INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The summary of significant accounting policies are presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business. Rizzen Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 21, 2015, and has been inactive since our change in control reported on Form 8k filed December 30, 2016. We are a Shell company. Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in the Republic of China and to distribute electronic kids toys of various price categories to both small and medium-sized vendors. We intended on selling, importing, and marketing our business to European and North American markets.

Following the change of control, the Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Management believes that all adjustments have been made for the three months ended April 30, 2017 and 2016

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of April 30, 2017, and January 31, 2017 the Company had $16,680 and $765 in accrued liabilities, respectively.

4.	INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of April 30, 2017, we had a net operating loss carry-forward of approximately $(48,380) and a deferred tax asset of approximately $16,449 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(16,449) FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 30, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	April 30, 2017	January 31, 2017
Deferred Tax Asset	$16,449	$11,038
Valuation Allowance	(16,449)	(11,038)
Deferred Tax Asset (Net)	$ -	$ -

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

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months, we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of April 30, 2017, the Company had an accumulated deficit of $48,380. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Since October 21, 2015 (inception) through December 28, 2016, the Company’s previous sole officer and director loaned the Company $1,042 to pay for incorporation costs and operating expenses.  As of January 31, 2017, the amount outstanding was $0. The loan is non-interest bearing, due upon demand and unsecured. During the period ending April 30, 2017 the company’s officers advanced $4,054 for operating expenses as of April 30, 2017 the outstanding amount owed sas $4,054.

On December 28, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to JLJ Group Corporation Limited, a Hong Kong registered corporation, (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.  This represented 82% of the outstanding common stock and resulted in a change in control

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operations

Three Months Ended April 30, 2017

Revenues

For the three months periods ended April 30, 2017 and 2016, our revenues were $0 and $5,100 respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our majority shareholders.

Operating Expenses

General and administrative expenses were $15,915 and 5,234 for the periods ended April 30, 2017 and 2016 Respectively

Net Loss

Our net losses for the periods ended April 30, 2017 and 2016 Respectively were $15,915 and $3,704.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of April 30, 2016, we had cash of $3,426 and total liabilities of $4,612. Our cash flows from operating activities for the three months ended April 30, 2016 was $134. Our cash flow provided by financing activities for the three months ended April 30, 2016 was $0. The Company had a working capital Surplus of $1,314 and shareholders’ equity of $1,314 at April 30, 2016.

As of April 30, 2017, we had cash of $0 and total liabilities of $16,680. Our cash flows from operating activities for the three months ended April 30, 2017 resulted in cash used of $4,054. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended April 30, 2017 was $4,054. The Company has a working capital deficiency of $16,680 and a shareholders’ deficit of $16,680 at April 30, 2017.

Over the next 12 months we expect to expend approximately $10,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our existing shareholder in order to pay expenses such as filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring suitable partners or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Operating Capital and Capital Expenditure Requirements

Our controlling shareholder expects to advance us additional funding for operating costs in order to implement our business plan on an as needed basis. As such, our operating capital is currently limited to the resources of our controlling shareholder and are subject to our shareholder’s continued willingness to provide additional loans. The loans from our controlling shareholder are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital should we be able to have our securities actively trading on a public exchange.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIZZEN INC.

Dated: June 19, 2017	By:	/s/ Jin Na
	Name:	Jin Na
	Title:	Chief Executive Officer

Exhibit 31.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jin Na, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rizzen Inc. (the “registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 19, 2017	Signature:	/s/ Jin Na
Jin Na, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Exhibit 31.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

 As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jin Na, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rizzen Inc. (the “registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 19, 2017	Signature:	/s/ Jin Na
Jin Na, Chief Financial Officer
(principal financial and accounting officer)

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Rizzen Inc., a Delaware corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 19, 2017	By:	/s/ Jin Na
Jin Na, Chief Executive Officer
	By:	/s/ Jin Na Jin Na, Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

-19-