Form 10-Q
period 2017-07-31
RIZZEN INC.
filed 2017-09-19
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 333-209900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of September 19, 2017, there were 7,285,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

RIZZEN, INC.
Condensed Balance Sheets

	July 31,	January 31,
	2017	2017
ASSETS	(Unaudited)	(audited)
Current Assets:
Cash	$ -	$ -
Prepaid Expenses	-	-
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 10,121	$ 765
Loan from related parties	10,260	-
Total Current Liabilities	20,381	765
TOTAL LIABILITIES	20,381	765

Commitments and Contingencies	-	-

Shareholders' Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 7,285,000 issued and outstanding at July 31, 2017 and January 31, 2017	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(52,081)	(32,465)
Total Stockholders’ Deficit	(20,381)	(765)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

RIZZEN, INC.
Condensed Statements of Operations

	(Unaudited)		(Unaudited)
	for the three months ended		for the six months ended
	July 31,		July 31,
	2017	2016	2017	2016

Revenue	$ -	$ -	$ -	$ 5,100
Cost of Goods Sold	-	-	-	3,570
Gross Profit	-	-	-	1,530

Operating Expenses:
General and administrative expenses	3,701	1,261	19,616	6,495
Total operating expenses	3,701	1,261	19,616	6,495
Net loss from operations	(3,701)	(1,261)	(19,616)	(4,965)

Loss on Disposal of fixed assets	-	-	-	-
Loss before income taxes	(3,701)	(1,261)	(19,616)	(4,965)
Provision for income taxes	-	-	-	-
Net Loss	$ (3,701)	$ (1,261)	$ (19,616)	$ (4,965)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding basic and diluted	7,285,000	6,367,065	7,285,000	6,185,549

The accompanying notes are an integral part of these unaudited condensed financial statements

RIZZEN, INC.
Statement of Cash Flows
	(Unaudited)
	for the six months ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (19,616)	$ (4,965)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	-	208
Changes in operating assets and liabilities:
Accounts payable	9,356	-

Net cash used in operating activities	(10,260)	(4,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	-	(2,500)
Net cash used in investing activities	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,700
Proceed from loan - related party	10,260	-
Net cash provided by financing activities	10,260	25,700

Net increase (decrease) in cash	-	18,443

Cash at beginning of period	-	6,060

Cash at end of period	$ -	$ 24,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

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

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Management believes that all adjustments have been made for the six months ended July 31, 2017 and 2016.

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At July 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of July 31, 2017, and January 31, 2017 the Company had $20,381 and $765 in accrued liabilities, respectively.

4.	INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of July 31, 2017, we had a net operating loss carry-forward of approximately $(52,081) and a deferred tax asset of approximately $17,708 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(17,708) FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At July 31, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	July 31, 2017	January 31, 2017
Deferred Tax Asset	$ 17,708	$ 11,038
Valuation Allowance	(17,708)	(11,038)
Deferred Tax Asset (Net)	$ -	$ -

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

As of July 31, 2017, the Company had an accumulated deficit of $(52,081). Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

6.	CAPITAL STOCK

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

As of January 31, 2017, the Company had 7,285,000 shares issued and outstanding.

7.	RELATED PARTY TRANSACTIONS

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

Since October 21, 2015 (inception) through December 28, 2016, the Company’s previous sole officer and director loaned the Company $1,042 to pay for incorporation costs and operating expenses.  As of January 31, 2017, the amount outstanding was $0. The loan is non-interest bearing, due upon demand and unsecured. During the period ending July 31, 2017 the company’s officers advanced $10,260 for operating expenses as of July 31, 2017 the outstanding amount owed was $10,260.

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

8.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2017 through September 18,2017, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Ex cept as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three and six months Ended July 31, 2017

Revenues

For the three months periods ended July 31, 2017 and 2016, our revenues were $0 and $0 respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our majority shareholders.

For the six months periods ended July 31, 2017 and 2016, our revenues were $0 and $5,100 respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our majority shareholders.

Operating Expenses

General and administrative expenses were $3,701 and $1,261 for the three months ended July 31, 2017 and 2016 Respectively.

General and administrative expenses were $19,616 and $6,495 for the six months ended July 31, 2017 and 2016 Respectively.

Net Loss

Our net losses were $3,701 and $1,261 for the three months ended July 31, 2017 and 2016 Respectively.

Our net losses were $19,616 and $6,495 for the six months ended July 31, 2017 and 2016 Respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of July 31, 2016, we had cash of $24,503 and total liabilities of $1,042. Our cash flows from operating activities for the six months ended July 31, 2016 was $(4,757). Our cash flow used in investing activities for the six months ended July 31, 2016 was $(2,500). Our cash flow provided by financing activities for the six months ended July 31, 2016 was $25,700.

As of July 31, 2017, we had cash of $0 and total liabilities of $20,381. Our cash flows from operating activities for the six months ended July 31, 2017 resulted in cash used of $(10,260). Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended July 31, 2017 was $10,260. The Company has a working capital deficiency of $(20,381) and a shareholders’ deficit of $(20,381) at July 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RIZZEN INC.

Dated: September 19, 2017	By:	/s/ Jin Na
	Name:	Jin Na
	Title:	Chief Executive Officer