Form 10-K
period 2018-01-31
RIZZEN INC.
filed 2018-05-15
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: ___________________

RIZZEN INC.

(Exact name of Company as specified in its charter)

Nevada	35-2544765
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 402, Unit B, Building 5,Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China
N/A
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: 0519-89801180

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of May 10, 2018, there were 7,285,000 shares of company's common stock, par value $0.001 per share, outstanding of which 6,000,000 shares of common stock are held by affiliates.

PART I

Item 1.	Business.

Rizzen Inc. (the “Company”) was incorporated in Nevada on October 21, 2015. Our principal executive offices are located at Unit 04 7/F Bright Way Tower No. 33, Mong Kok Rd KL Hong Kong. Our phone number is +86-755-2218-4466.

We have no active operations. Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in the Republic of China and to distribute electronic kids toys of various price categories to both small and medium-sized vendors. We intended on selling, importing, and marketing our business to European and North American markets.

The Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Jin Na	36	CEO and CFO

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

Holders

As of May 10, 2018, there were approximately thirty two (32) record holders of an aggregate of 7,285,000 shares of Common Stock issued and outstanding.

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

RESULTS OF OPERATION

As of year end January 31, 2018, we have accumulated a deficit of $(63,032).  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Years ended January 31, 2018 and January 31, 2017

Revenue

Our Revenue for the years ended January 31, 2018 and January 31, 2017 were $0 and $5,100 respectively.

Cost of Goods Sold

Our cost of goods sold for the years ended January 31, 2018 and January 31, 2017 were $0 and $3,570 respectively.

Gross Profit

Our gross profit for the years ended January 31, 2018 and January 31, 2017 were $0 and $1,530 respectively.

Operating Expenses

During the year ended January 31, 2018 and January 31, 2017, we incurred general and administrative expenses of $30,567 and $30,929 respectively. General and administrative expenses incurred generally related to financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Loss from operations

Our loss from operations for the years ended January 31, 2018 and January 31, 2017 was $30,567 and $29,399 respectively.

Loss on disposition of fixed assets

During the year ended January 31, 2018 and January 31, 2017, we purchased fixed assets in the amount of $0 and $2,500 respectively. We recognized depreciation expense in the amount of $416 for the year ended January 31, 2017. In December of 2016 we disposed of all fixed assets and recognized a loss of $2,084 for the year ended January 31, 2017.

Net Loss

Our loss for the years ended January 31, 2018 and January 31, 2017 was $30,567 and $31,483 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018, our total assets were $0 compared to $0 in total assets at January 31, 2017. As of January 31, 2018 and January 31, 2017, our total liabilities were $31,332 and $765 respectively. We had a working capital deficit of $31,132 as of January 31, 2018 and a working capital deficit of $765 as of January 31, 2017.

Stockholders’ equity decreased from $(32,465) as of January 31, 2018 to $(63,032) as of Year ended January 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended Year ended January 31, 2018 and 2017, net cash flows used in operating activities was $(31,132) and $(28,218).

Cash Flows from Investing Activities

Net cash used in investing activities was $2,500 consisting of fixed assets purchased during the twelve month periods ended Year ended January 31, 2017.

Cash Flows from Financing Activities

For the years ending January 31, 2018 and 2017 our net cash provided from financing activities was $31,132 and $24,658 respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FRUCI & ASSOCIATES II, PLLC

[INFO / LOGO]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rizzen Inc.

RIZZEN, INC.
Balance Sheets

	January 31,	January 31,
	2018	2017
ASSETS	(audited)	(audited)
Current Assets:
Cash	$—	$—
Prepaid Expenses	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$200	$765
Loan from related parties	31,132	—
Total Current Liabilities	31,332	765
TOTAL LIABILITIES	31,332	765

Commitments and Contingencies	—	—

Shareholders' Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 7,285,000 issued and outstanding at January 31, 2018 and January 31, 2017	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(63,032)	(32,465)
Total Stockholders’ Deficit	(31,332)	(765)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

RIZZEN, INC.
Statements of Operations
for the years ended January 31,

	2018	2017

Revenue	$—	$5,100
Cost of Goods Sold	—	3,570
Gross Profit	—	1,530

Operating Expenses:
General and administrative expenses	30,567	30,929
Total operating expenses	30,567	30,929
Net loss from operations	(30,567)	(29,399)

Loss on Disposal of fixed assets	—	(2,084)
Loss before income taxes	(30,567)	(31,483)
Provision for income taxes	—	—
Net Loss	$(30,567)	$(31,483)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	7,285,000	6,754,850

The accompanying notes are an integral part of these financial statements.

RIZZEN, INC.
Statements of Stockholders Equity
January 31,2018

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance at January 31, 2016	6,000,000	6,000	—	(982)	5,018
				.
Shares issued for Cash	1,285,000	1,285	24,415		25,700
			—		—
Net Loss				(31,483)	(31,483)
Balance at January 31, 2017	7,285,000	$7,285	$24,415	$(32,465)	$(765)
				.
Net Loss				(30,567)	(30,567)
Balance at January 31, 2018	7,285,000	$7,285	$24,415	$(63,032)	$(31,332)

The accompanying notes are an integral part of these financial statements.

RIZZEN, INC.
Statements of Cash Flows
for the years ended January 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(30,567)	$(31,483)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	—	416
Loss on Disposal of fixed assets	—	2,084
Changes in operating assets and liabilities:
Prepaid legal	—
Accounts payable	(565)	765
Net cash used in operating activities	(31,132)	(28,218)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
Purchase of property plant and equipment	—	(2,500)
Net cash used in investing activities	—	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	25,700
Payments on loan - related party	—	(1,042)
Proceed from loan - related party	31,132	—
Net cash provided by financing activities	31,132	24,658

Net increase (decrease) in cash	—	(6,060)
Cash at beginning of period	—	6,060
Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

RIZZEN INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Jin Na	36	CEO and CFO

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Management believes that all adjustments have been made for the years ended January 31, 2018 and 2017.

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At January 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

3.	ACCRUED LIABILITIES.

As of January 31, 2018, and 2017, the Company had $200 and $765 in accrued liabilities, respectively.

4.	INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective  January 1, 2018.  The Company will compute its income tax expense for the  December 31, 2017 fiscal year using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended January 31, 2017 and 35% for the period ended December 31, 2016 are as follows:

As of January 31, 2018, we had a net operating loss carry-forward of approximately $(63,032) and a deferred tax asset of approximately $13,237 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(13,237). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At January 31, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	January 31, 2018	January 31, 2017
Deferred Tax Asset	$13,237	$11,038
Valuation Allowance	(13,237)	(11,038)
Deferred Tax Asset (Net)	$—	$—

At January 31, 2018, the Company has net operating loss carryforwards of approximately $63,032 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from January 31, 2017 to January 31, 2018 was $2,199.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of January 31, 2018, the Company had an accumulated deficit of $(63,032). Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advance. However, there is no assurance of additional funding being available, which raises substantial doubt about the company’s ability to continue as a going concern.

NOTE 6 – CAPITAL STOCK

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

As of January 31, 2018 and January 31, 2017, the Company had 7,285,000 shares issued and outstanding.

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

Since October 21, 2015 (inception) through January 31, 2018, the Company’s sole officer and director loaned the Company $31,132 to pay for incorporation costs and operating expenses.  As of January 31, 2018, the amount outstanding was $31,1320. The loan is non-interest bearing, due upon demand and unsecured.

On December 28, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to JLJ Group Corporation Limited, a Hong Kong registered corporation, (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.  This represented 82% of the outstanding common stock and resulted in a change in control.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2018 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of January 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of January 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of January 31, 2018 were as follows:

Name	Age	Position
Jin Na	36	CEO and CEO

        Ms. Na, age 36 currently serves as the Legal Representative for Changzhou Biekaishengmian E-commerce Co., Ltd. From March 2010 to September 2014, she served as Marketing Director for Hunan Resgreen Ecological Textile Inc. and was responsible for marketing operations. From September 2014 to February 2015 she worked as General Commander of Education Department for Beijing Zhangxin Communication Technology Co., Ltd. where she was responsible for training marketing teams. From February 2015 to May 2016, Ms. Na served as Marketing Director for Shandong Weikang Biotechnology Co., Ltd. where she was responsible for marketing operations.

There are no formal compensation agreements with Ms. Na at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended January 31, 2018, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

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

The following table sets forth information regarding the beneficial ownership based on 7,285,000 shares of our Common Stock outstanding as of January 31, 2018, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

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

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended January 31, 2018, shareholders contributed $31,132 to pay the Company’s operating expenses.

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

During the fiscal year ended January 31, 2018 and 2017, the firm of Fruci & Associates II PLLC (“Fruci”) was our principal accountant. The following is a summary of fees paid or to be paid to Fruci for services rendered.

Audit Fees. Audit fees and review fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and review of our quarterly reports and services in connection with regulatory filings. We paid Fruci $4000 in connection with our audited financials for the fiscal year ended 2017. We will pay Fruci $4,300 in connection with our audited financials for the fiscal year ended 2018 and $3,900 in connections with the review of our quarterly reports.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. None

All Other Fees. None

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
24	Power of Attorney
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May __, 2018