Form 10-K/A
period 2018-01-31
RIZZEN INC.
filed 2018-05-25
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ____________

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report dated May 24, 2018, only updates the company’s address, corrects the signature pages, removes the power of attorney previously provided, and furnishes the Report of Auditor not filed with our Form 10K filed on May 15, 2018.  No other changes, revisions, or updates were made to the original filing.

PART I

Item 1.	Business.

Rizzen Inc. (the “Company”) was incorporated in Nevada on October 21, 2015. Our principal executive offices are located at Room 402, Unit B, Building 5,Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China. Our phone number is 0519-89801180.

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

FRUCI & ASSOCIATES II, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rizzen Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rizzen Inc. (the Company) as of January 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

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

 /s/Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA

May 14, 2018

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

Rizzen Inc. (the “Company”) was incorporated in Nevada on October 21, 2015. Our principal executive offices are located at Room 402, Unit B, Building 5,Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China. Our phone number is 0519-89801180.

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

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Jin Na Room 402, Unit B, Building 5,Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China	0	0%
	All Officers and Directors as a Group (one person)	0	0%

	Other 5% owners
	JLJ Group Corporation Limited Room 402, Unit B, Building 5,Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China	6,000,000(1)	82.36%

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

Dated: May 25, 2018	RIZZEN INC.

	By:	/s/ Jin Na
	Name:	Jin Na
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

	By:	/s/ Jin Na
	Name:	Jin Na
	Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)