Form 10-Q
period 2018-04-30
Jialijia Group Corp Ltd
filed 2018-06-13
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 333-209900

Jialijia Group Corporation Limited

(formerly known as Rizzen, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	35-2544765
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Room 402, Unit B, Building 5, Guanghua Community Guanghua Road, Tianning District Changzhou, Jiangsu China	N/A
(Address of Principal Executive Offices)	(Zip Code)

0519-89801180

(Registrant’s Telephone Number, Including Area Code)

Rizzen, Inc.

Unit 04 7/F Bright Way Tower No. 33 Mong Kok Rd KL

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 12, 2018, there were 7,285,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

[Table of Contents]

PART I

Item 1.	Financial Statements

JIALIJIA GROUP CORPORATION LIMITED
Condensed Balance Sheets (formerly known as Rizzen, Inc.)

	April 30, (unaudited)	January 31, (audited)
	2018	2018
ASSETS
Current Assets:
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$—	$200
Loan from related parties	$37,307	$31,132
Total Current Liabilities	37,307	31,332
TOTAL LIABILITIES	37,307	31,332

Commitments and Contingencies	—	—

Shareholders' Deficit:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 7,285,000 issued and outstanding at April 30, 2018 and January 31, 2018	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(69,007)	(63,032)
Total Stockholders’ Deficit	(37,307)	(31,332)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

JIALIJIA GROUP CORPORATION LIMITED (formerly known as Rizzen, Inc.)
Condensed Statements of Operations
for the three months ended April 30, (un-audited)

	2018	2017

Revenue	$—	$—
Cost of Goods Sold	—	—
Gross Profit	—	—

Operating Expenses:
General and administrative expenses	5,975	15,915
Total operating expenses	5,975	15,915
Net loss from operations	(5,975)	(15,915)
Loss before income taxes	(5,975)	(15,915)
Provision for income taxes	—	—
Net Loss	$(5,975)	$(15,915)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	7,285,000	7,285,000

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

JIALIJIA GROUP CORPORATION LIMITED (formerly known as Rizzen, Inc.)
Condensed Statements of Cash Flows
for the three months ended April 30, (un-audited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,975)	$(15,915)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(200)	11,861

Net cash used in operating activities	(6,175)	(4,054)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
Purchase of property plant and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—
Payments on loan - related party	—	—
Proceed from loan - related party	6,175	4,054
Net cash provided by financing activities	6,175	4,054

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

[Table of Contents]

JIALIJIA GROUP CORPORATION LIMITED

(formerly known as Rizzen, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The summary of significant accounting policies are presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business. Jialijia Group Corporation Limited formerly known as Rizzen, Inc, (the “Company”) was incorporated under the laws of the State of Nevada on October 21, 2015, and has been inactive since our change in control reported on Form 8k filed December 30, 2016. We are a Shell company. Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in the Republic of China and to distribute electronic kids toys of various price categories to both small and medium-sized vendors. We intended on selling, importing, and marketing our business to European and North American markets.

Following the change of control, the Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Management believes that all adjustments have been made for the three months ended April 30, 2018 and 2017

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At April 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of April 30, 2018, and January 31, 2018 the Company had $0 and $200 in accrued liabilitiesss, respectively.

4.	INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of April 30, 2018, we had a net operating loss carry-forward of approximately $(69,007) and a deferred tax asset of approximately $14,492 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(14,492) FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	April 30, 2018	January 31, 2018
Deferred Tax Asset	$14,492	$13,237
Valuation Allowance	(14,492)	(13,237)
Deferred Tax Asset (Net)	$—	$—

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

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During tshe next 12 months, we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

[Table of Contents]

As of April 30, 2018, the Company had an accumulated deficit of $69,007. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of April 30, 2018, the Company had 7,285,000 shares issued and outstanding.

There were no common stock transactions during the year ending January 31, 2018 and the three months ending April 30, 2018.

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

During the period ending April 30, 2018 the company’s officers advanced $6,175 for operating expenses. As of April 30, 2018 the outstanding amount owed was $37,307.

8.	SUBSEQUENT EVENTS

Subsequently the company increased the authorized number of common shares from 75,000,000 to 1,000,000,000.

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

[Table of Contents]

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

Results of Operations

Three months Ended April 30, 2018 and 2017

Revenues

For the three months periods ended April 30, 2018 and 2017, our revenues were $0 and $0 respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our majority shareholders.

Operating Expenses

For the three months ended April 30, 2018 and 2017, General and administrative expenses were $5,975 and $15,915 respectively. This was mainly due to the decrease legal fees.

Net Loss

For the three months ended April 30, 2018 and 2017, net losses were $5,975 and $15,915 respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of April 30, 2018, we had cash of $0 and total liabilities of $37,307. Our cash flows from operating activities for the three months ended April 30, 2018 was (6,175). Our cash flow provided by financing activities for the three months ended April 30, 2018 was $6,175. The Company had a working capital deficit of $37,307 and shareholders’ deficit of $37,307 at April 30,2018.

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

[Table of Contents]

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Jialijia Group Corporation Limited

Dated: June 13, 2018	By:	/s/ Jin Na
	Name:	Jin Na
	Title:	Chief Executive Officer

[Table of Contents]