Form 10-Q
period 2018-10-31
Jialijia Group Corp Ltd
filed 2018-12-14
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-209900

Jialijia Group Corporation Limited

(formerly known as Rizzen, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	35-2544765
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

Room 402, Unit B, Building 5, Guanghua Community

Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000

(Address of principal executive offices and zip code)

(86-519) 8980-1180

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 14, 2018
Common Stock, $0.001 par value per share	7,285,000 shares

Jialijia Group Corporation Limited

FORM 10-Q

October 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
CONDENSED BALANCE SHEETS

	As of
	October 31, 2018	January 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$—	$—

TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$2,750	$200
Loan from related parties	50,515	31,132

TOTAL CURRENT LIABILITIES	53,265	31,332

TOTAL LIABILITIES	53,265	31,332

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT:
Common stock ($.001 par value; 1,000,000,000 shares authorized;
7,285,000 shares issued and outstanding
at October 31, 2018 and January 31, 2018)	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(84,965)	(63,032)

TOTAL STOCKHOLDERS' DEFICIT	(53,265)	(31,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative	7,613	5,759	21,933	25,375

Total Operating Expenses	7,613	5,759	21,933	25,375

Loss from Operations	(7,613)	(5,759)	(21,933)	(25,375)

Provision for income taxes	—	—	—	—

Net Loss	$(7,613)	$(5,759)	$(21,933)	$(25,375)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	7,285,000	7,285,000	7,285,000	7,285,000

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	October 31, 2018	October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,933)	$(25,375)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accrued liabilities	2,550	2,008

NET CASH USED IN OPERATING ACTIVITIES	(19,383)	(23,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related parties	19,383	23,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,383	23,367

NET INCREASE IN CASH	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

JIALIJIA GROUP CORPORATION LIMITED

(FORMERLY KNOWN AS RIZZEN, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The summary of significant accounting policies is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

NOTE 1 – Description of Business and History

Jialijia Group Corporation Limited formerly known as Rizzen, Inc, (the “Company”) was incorporated under the laws of the State of Nevada on October 21, 2015 and has been inactive since our change in control reported on Form 8k filed December 30, 2016. We are a Shell company. Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in China and to distribute electronic kids toys of various price categories to both small and medium-sized vendors. We intended on selling, importing, and marketing our business to European and North American markets.

Following the change of control, the Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. Management believes that all adjustments have been made for the three and nine months ended October 31, 2018 and 2017.

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

Loss per Share Calculation

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At October 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – Accrued Liabilities

At October 31, 2018, and January 31, 2018 the Company had $2,750 and $200 in accrued liabilities, respectively, which consisted of accrued professional service charges.

NOTE 4 – Income Taxes

The Company accounts for income taxes using the asset/liability method prescribed by FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of October 31, 2018, we had a net operating loss carry-forward of $(84,965) and a deferred tax asset of approximately $17,843 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events, we have booked valuation allowance of $(17,843). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	October 31, 2018	January 31, 2018
Deferred Tax Asset	$17,843	$13,237
Valuation Allowance	(17,843)	(13,237)
Deferred Tax Asset (Net)	$—	$—

On December 28, 2016, the controlling shareholders of Rizzen Inc. (the “Company”), Alexander Deshin and Shuisheng Zhu sold to Jialijia Group Corporation Limited, a Hong Kong registered corporation, (“JLJ”) 6 million shares of the Company’s restricted common stock which had previously been issued to Mr. Zhu and Mr. Deshin. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

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

NOTE 5 – Going Concern and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months, we anticipate incurring costs related to:

•	filing of Exchange Act reports,

•	payment of annual corporate fees, and

•	investigating, analyzing and consummating an acquisition.

As of October 31, 2018, the Company had an accumulated deficit of $84,965. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

As of October 31, 2018 and January 31, 2018, the Company had 7,285,000 shares issued and outstanding.

There were no common stock transactions during the nine months ended October 31, 2018.

NOTE 7 – Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the nine months ended October 31, 2018 the company’s officers advanced $19,383 for operating expenses. The outstanding amount owed was $50,515 and $31,132 as of October 31, 2018 and January 31, 2018, respectively.

NOTE 8 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to October 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three and Nine Months Ended October 31, 2018 Versus Three and Nine Months Ended October 31, 2017

Revenues. We did not generate any revenue during the three and nine months ended October 31, 2018 and 2017. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our majority shareholders.

Operating Expenses. For the three months ended October 31, 2018, general and administrative expenses amounted to $7,613 as compared to $5,759 for the three months ended October 31, 2017, a change of $1,854, or 32.2%. For the nine months ended October 31, 2018, general and administrative expenses amounted to $21,933 as compared to $25,375 for the nine months ended October 31, 2017, a change of $3,442, or 13.6%. The changes were primarily attributable to the fluctuation on professional service fees period over period.

Net Loss. During the three months ended October 31, 2018 and 2017, we had a net loss of $7,613 and $5,759, respectively. During the nine months ended October 31, 2018 and 2017, we had a net loss of $21,933 and $25,375, respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of October 31, 2018, we had cash of $0 and total liabilities of $53,265. Our cash flows from operating activities for the nine months ended October 31, 2018 was ($19,383). We had a working capital deficit, accumulated deficit, and shareholders’ deficit of $53,265, $84,965, and $53,265 at October 31, 2018, respectively.

Over the next 12 months we expect to expend approximately $20,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of October 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed along with this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jialijia Group Corporation Limited
(Registrant)

Date: December 14, 2018	By:	/s/ Jin Na
Jin Na
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President