Form 10-K
period 2019-01-31
Jialijia Group Corp Ltd
filed 2019-05-07
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Registrant's telephone number, including area code: +86 (519) 8980-1180

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of July 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were 1,285,000  shares outstanding and held by non-affiliates of the registrant. As of July 31, 2018, there was no closing price of the registrant’s common stock on the OTCQB market.

As of May 7, 2019, there were 7,285,000 shares of registrant's common stock.

i

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to Jialijia Group Corporation Limited unless the context otherwise indicates or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The statements herein, which are not historical facts, reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

·	our projected revenues, profitability and other financial metrics;
·	our future financing plans;
·	our anticipated needs for working capital;
·	our ability to expand our sales and marketing capability;
·	acquisitions of other companies or assets that we might undertake in the future;
·	competition existing today or that will likely arise in the future; and
·	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results differing materially from those anticipated based on any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available to us. Notwithstanding the above, because Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock, the safe harbor for forward-looking statements may not be available to us at certain times as we may be considered to be an issuer of penny stock.

ii

iii

PART I

Item 1.	Business.

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015 and has been inactive since our change in control reported on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 30, 2016 (the “Change of Control”). Our prior business model was to provide vending and shipping services of electronic toys of various kinds manufactured in China and to distribute electronic kid toys of various price categories to both small and medium-sized vendors. Under this prior business model, we intended on selling, importing, and marketing our business to European and North American markets.

Following the Change of Control, the Company has been seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. Consequently, the Company now has only minimal assets and liabilities. Its operations are focused on seeking to acquire an operating business with strong growth potential. From and after the change of control, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange Act of 1934.

We are now considered a blank check company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and Board. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

On May 16, 2018, pursuant to the approval of the majority of our shareholders and our board of directors (the “Board”), the Company's Articles of Incorporation were amended to reflect a name change to Jialijia Group Corporation Limited and the number of shares the corporation is authorized to issue increased from 75,000,000 to 1,000,000,000. These changes were effective upon the filing of a Certificate of Amendment with the State of Nevada.

On December 15, 2018, the Company entered into an asset reorganization agreement (the “Original Reorganization Agreement”) with Shenzhen Wenchuan Industrial Corporation, Ltd. (“Shenzhen Wenchuan”) and Hunan Rucheng Wenchuan Gas Corporation, Ltd. (“Hunan Rucheng”), which was amended by an amendment (the “Amendment”) entered into by both parties on January 9, 2019 (together, the “Reorganization Agreement (As Amended)”), pursuant to which, among other matters, and subject to the satisfaction of the conditions set forth in the Reorganization Agreement (As Amended), the Company shall purchase 70% of the equity capital of each of Shenzhen Wenchuan and Hunan Rucheng by paying to Shenzhen Wenchuan and Hunan Rucheng in the aggregate RMB 12,000,000 (approximately $1,789,149) in cash and 24,340,000 shares of the Company’s common stock. Shenzhen Wenchuan is the wholly owned parent of Hunan Rucheng. The respective boards of directors of the Company and Wenchuan have each unanimously approved the Original Reorganization Agreement and the Amendment. The transaction underlying the Reorganization Agreement (As Amended) is subject to customary closing conditions, such as shareholder approval and receipt of required regulatory approvals. The parties involved are expected to work diligently to ensure a successful closing. As of the date of this annual report on Form 10-K, this transaction has not yet closed.

Effective as of December 15, 2018, the Company appointed: (i) Mr. Dongzhi Zhang as the Chairman of the Board; (ii) Mr. Jiannan Wu as the Company’s General Manager and Director; and (iii) Ms. Weixia Hu as the Company’s Chinese Region Chief Representative. Ms. Na Jin remains the CEO, CFO and a director of the Company.

Our principal executive offices are located at Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China. Our phone number is +86-18602593148.

Available Information

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing, at the SEC’s Public Reference Room at 100 F St., NE, Washington, DC 20549, on official business days during the hours of 10 AM to 3 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and current reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide information pursuant to this Item..

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of one of its stockholders at no charge.

Item 3.	Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is a limited public market for our Common Stock. Our Common Stock is quoted on the OTCQB market under the symbol “RZZN” OTCQB trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of May 7, 2019, there were approximately eight record holders of an aggregate of 7,285,000 shares of Common Stock issued and outstanding.

Transhare Corporation located at 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760 is the transfer agent for our Common Stock. Their telephone number is 303-662-1112.

Effective on August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2019, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year of 2018 and current reports on Form 8-K.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Item 6.	Selected Financial Data.

  Not applicable to smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015 and has been inactive since our change in control on December 30, 2016. Following our change, the Company now has only minimal assets and liabilities. Its operations are focused on seeking to acquire an operating business with strong growth potential. From and after the change of control, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Exchange Act.

In December 2018, the Company identified, negotiated, and reached two business acquisition agreements with two target companies (see “Material Agreements” below). Our principal business objective for the past 12 months, and beyond such time, have been and will be to achieve long-term growth potential through acquisitions of these operating businesses.

Material Agreements

On December 15, 2018, the Company entered into an asset reorganization agreement (the “Original Reorganization Agreement”) with Shenzhen Wenchuan Industrial Corporation, Ltd. (“Shenzhen Wenchuan”) and Hunan Rucheng Wenchuan Gas Corporation, Ltd. (“Hunan Rucheng”), which was amended by an amendment (the “Amendment”) entered into by both parties on January 9, 2019 (together, the “Reorganization Agreement (As Amended)”), pursuant to which, among other matters, and subject to the satisfaction of the conditions set forth in the Reorganization Agreement (As Amended), the Company shall purchase 70% of the equity capital of each of Shenzhen Wenchuan and Hunan Rucheng by paying to Shenzhen Wenchuan and Hunan Rucheng in the aggregate RMB 12,000,000 (approximately $1,789,149) in cash and 24,340,000 shares of the Company’s common stock. Shenzhen Wenchuan is the wholly owned parent of Hunan Rucheng. The respective boards of directors of the Company and Wenchuan have each unanimously approved the Original Reorganization Agreement and the Amendment. The transaction underlying the Reorganization Agreement (As Amended) is subject to customary closing conditions, such as shareholder approval and receipt of required regulatory approvals.

As of the date of this report, these above-mentioned transactions have not been consummated, as certain closing conditions have not been satisfied. Nevertheless, the parties involved are expected to work diligently to ensure a successful closing of the foregoing transactions within 12 months.

Results of Operations for the Year Ended January 31, 2019 Compared to the Year Ended January 31, 2018

Revenues

The Company did not engage in any business activities and did not generate any revenue for the years ended January 31, 2019 and 2018.

Operating Expenses

The Company has had nominal operations and only incurred expenses relating to being a public reporting company and seeking for merger and acquisition. The general and administrative expenses consisted primarily of professional fees and organization expenses. For the year ended January 31, 2019, the general and administrative expenses amounted to $42,783 as compared with $30,567 for the year ended January 31, 2018, an increase of $12,216, or 40%.

Net Loss

As a result of the foregoing, for the years ended January 31, 2019, net loss amounted to $42,783, as compared to $30,567 for the year ended January 31, 2018, an increase of $12,216, or 40%.

Liquidity and Capital Resources

Working Capital:

As of January 31, 2019 and 2018, we had cash and cash equivalent of both $0. As of January 31, 2019, we have incurred accumulated operating losses of $105,815 since inception. As of January 31, 2019 and 2018, we had working capital deficits of $74,115 and $31,332, respectively.

Cash Flows:

Net cash used in operating activities was $52,983 during the year ended January 31, 2019, compared to $31,132 for the year ended January 31, 2018. The increase in the cash used in operating activities was primarily due to the increase in net loss and prepaid expenses during the year ended January 31, 2019, compared to the year ended January 31, 2018.

We had no cash flow from investing activities during the years ended January 31, 2019 and 2018.

Net cash provided by financing activities was $52,983 during the year ended January 31, 2019, compared to $31,132 for the year ended January 31, 2018. The increase in the cash provided by financing activities was primarily due to the increase of proceeds from related party loan.

Going Concern:

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012. Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Income Taxes

We accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the years ended January 31, 2019 and 2018, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Fair values of financial instruments

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2019 and 2018.

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company's financial position and results of operations.

Off-balance Sheet Arrangements

As of January 31, 2019 and 2018, there were no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The audited financial statements of the Company for the fiscal year ended January 31, 2019 and the notes thereto are set forth on page F-1 through F-10 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported by the Company in its Current Report on Form 8-K filed with the SEC on January 17, 2019, our independent auditor, Fruci & Associates II, PLLC (“FRUCI”) advised our Board in writing that they resigned as auditor of the Company.

The auditor’s report of FRUCI on the Company’s consolidated financial statements as of and for the fiscal year ended January 31, 2018 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

A copy of the Form 8-K was furnished to FRUCI and FRUCI furnished us with a letter addressed to the SEC stating that FRUICI agreed with the statements made in the Form 8-K, a copy of which was filed with the Form 8-K as Exhibit 16.1.

From May 28, 2018 when FRUCI was engaged, through FRUCI’s resignation on January 15, 2019, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and FRUCI on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of FRUCI would have caused FRUCI to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On February 10, 2019 , the Board approved and ratified the engagement of KCCW as its new independent registered public accounting firm. On April 9, 2019, the Company entered into an engagement with KCCW Accountancy Corp (“KCCW”) to retain KCCW as the Company’s independent public accounting firm.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of January 31, 2019, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of January 31, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our director and executive officers as of January 31, 2019 were as follows:

Name	Age	Position
Na Jin	36	CEO and CFO, director
Dongzhi Zhang	57	Chairman of the Board
Jiannan Wu	56	General Manager, director
Weixia Hu	48	Chinese Region Chief Representative

Ms. Jin, age 36, has been serving as our Director, CEO and CFO since December 2016. Currently, she also serves as the Legal Representative for Changzhou Biekaishengmian E-commerce Co., Ltd. From March 2010 to September 2014, she served as Marketing Director for Hunan Resgreen Ecological Textile Inc. and was responsible for marketing operations. From September 2014 to February 2015 she worked as General Commander of Education Department for Beijing Zhangxin Communication Technology Co., Ltd. where she was responsible for training marketing teams. From February 2015 to May 2016, Ms. Jin served as Marketing Director for Shandong Weikang Biotechnology Co., Ltd. where she was responsible for marketing operations. She received her High School Diploma from Henan Runan County High School.

Mr. Dongzhi Zhang, age 57, has been serving as our Chairman since December 2018 and the Chairman of Jialijia Group Co., Ltd, a limited liability company incorporated under the laws of the PRC, since 2010. Over the years, Mr. Dongzhi Zhang has devoted himself to enterprise management and has abundant corporate management experience. From January 2007 to July 2012, Mr. Wang served as the Senior Manager of Crowe CPA Group. From 2002 to 2010, he served as a General Manager of Beijing Jianghong Investment Co., Ltd. From 1997 to 2001, Mr. Zhang served as a General Manager of Jiangsu Changzhou Nanyuan Trading Company. From 1979 to 1996, Mr. Zhang served as a Chairman of Jiangsu Changzhou Wujin Tangyangjiu Company. He received his Associate Degree from Jiangsu Changzhou Commercial Bureau Internal College in 1981.

Mr. Jiannan Wu, age 56, has been serving as our General Manager and Director since December 2018 and has been serving as a Director of Guangdong Provincial Health Care Association since March 2013. Since May 2014, Mr. Xu has been serving as the Chairman of Shenzhen Xiude Medical Nursing Group. Since December 2015, he has been serving as the Honorary President of Meizhou Surname Culture Research Association of Guangdong Province. Since 2017, he has been serving as the Executive Director of Smart Medical Research Center of the World City Smart Engineering Technology (Beijing) Research Institute. Since December 2017, he has been serving as the President of Shenzhen Expert Federation. Since 2018, he has been serving as the Chairman of the Shenzhen Science and Technology Economic Promotion Association, Qianhai Division. Mr. Wu received his Bachelor in Applied Chemical Technology from Zhengzhou Institute of Technology in July 2002. He received his Master’s Degree in Business Administration from United University of Hong Kong in 2007.

Ms. Weixia Hu, age 48, has been serving as our Chinese Region Chief Representative since December 2018 and has been serving as the legal representative, Chairman of the Board of Supervisors, Marketing Director and Sales Representative of Zhongyun Management and Management Partnership (Limited Partnership) from 2018 until the present. From 2007 to 2012, Mr. Zhou founded Laoxiangzhang Food Chain Co., Ltd. and served as its General Manager. From 2007 to 2010, she served as a Marketing Director for Amway (China) Daily Necessities Co., Ltd. From 2004 to 2006, she served as a General Manager of Wuhan Xinyida Company. From 1994 to 2003, she served as a sales member for Shiyan Dongfeng Motor Company. Ms. Hu received her specialist degree from Dongfeng Motor Vehicle College.

There have been no related party transactions between the Company and any of Ms. Na Jin, Mr. Dongzhi Zhang, Mr. Jiannan Wu, or Ms. Weixia Hu reportable under Item 404(a) of Regulation S-K.

There are no formal compensation agreements with our directors and officers at this time.

Involvement in Certain Legal Proceedings

To the best of our knowledge, each of our directors and executive officers has not, during the past ten years:

☐	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
☐	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
☐	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
☐	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
☐	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
☐	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We do not have a standing nominating, compensation, or audit committee. Rather, our entire Board performs the functions of these committees. We do not believe it is necessary for our Board to appoint such committees because the volume of matters that come before our Board for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended January 31, 2019, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company's named executive officer. The Company's officers and directors have not received any cash or other compensation since they became the Company’s officers and directors. No compensation of any nature has been paid for on account of services rendered by our directors in such capacity.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 7,285,000  shares of our Common Stock outstanding as of January 31, 2019, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Na Jin	0	0%
	Dongzhi Zhang	0	0%
	Jiannan Wu	0	0%
	Weixia Hu	0	0%

	All Officers and Directors as a Group (four persons)	0	0%

	5% stockholders
	JLJ Group Corporation Limited	6,000,000(1)	82.36%

(1) Na Jin is the interim CEO and CFO of JLJ Group Corporation Limited and, in that capacity, has the authority to direct voting and investment decisions with regard to its common stock.

There are no current arrangements known to the company, the operation of which may, at a subsequent date, result in a further change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In support of the Company’s nominal operation and cash requirements, we rely on advances from related parties until when we can support our operations or attain adequate financing through sales of our equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. The advances from related party represent the amounts paid by related party on behalf of the Company in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the year ended January 31, 2019, the Company’s officer advanced $52,983 for operating expenses. The balances of the loan from related party as of January 31, 2019 and 2018 were $84,115 and $31,132, respectively. The loan is non-interest bearing, payable on demand and unsecured.

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

Because our common stock is not listed on a national exchange or interdealer quotation system there is no requirement that a majority of our Board be independent and, therefore, the Company is not subject to director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would not be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

On January 17, 2019, our independent auditor, Fruci & Associates II, PLLC (“FRUCI”) advised our Board in writing that they resigned as auditor of the Company.

On February 10, 2019, the Board approved and ratified the engagement of KCCW Accountancy Corp (“KCCW”) as its new independent registered public accounting firm.  On April 9, 2019, the Company entered into an engagement with KCCW to retain KCCW as the Company’s independent public accounting firm.

For the fiscal year ended January 31, 2019, KCCW was our principal accountant. For the fiscal year ended January 31, 2018, FRUCI was our principal accountant. The following is a summary of fees paid or to be paid to FRUCI and KCCW for services rendered.

Audit Fees. Audit fees and review fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and review of our quarterly reports and services in connection with regulatory filings. We paid Fruci $4,300 in connection with our audited financials for the fiscal year ended January 31, 2018, and $6,000 in connection with the review of our quarterly reports ended April 30, 2018, July 31, 2018, and October 31, 2018. We will pay KCCW $5,000 in connection with the audit of our financial statements for the year ended January 31, 2019.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. None

All Other Fees. None

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
3.1(1)	Articles of Incorporation
3.2(2)	Certificate of Amendment
3.3(3)	Bylaws
10.1(4)	Asset Reorganization Agreement (As Amended) by and between Shenzhen Wenchuan Industrial Corporation Ltd. and Hunan Rucheng Wenchuan Gas Corporation Ltd., and the Company dated January 9, 2019
16.1(5)	Letter from Fruci & Associates II, PLLC dated January 17, 2019
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 3, 2016, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on May 25, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 3, 2016, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on January 10, 2018, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on January 17, 2019, and incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2019	Jialijia Group Corporation Limited.

	By:	/s/ Na Jin
	Name:	Na Jin
	Title:	Chief Executive Officer, Director (Principal Executive Officer)

By:	/s/ Na Jin
Name:	Na Jin
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Na Jin	Director, Chief Executive Officer and Chief Financial Officer	May 7, 2019
Na Jin	(Principal Executive Officer)

/s/ Dongzhi Zhang	Chairman of the Board	May 7, 2019
Dongzhi Zhang

/s/ Jiannan Wu	Director	May 7, 2019
Jiannan Wu

JIALIJIA GROUP CORPORATION LIMITED

(FORMERLY KNOWN AS RIZZEN, INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jialijia Group Corporation Limited (formerly Rizzen Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jialijia Group Corporation Limited (the “Company”) as of January 31, 2019, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended January 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for year ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/KCCW Accountancy Corp

KCCW Accountancy Corp

We have served as the Company’s auditor since 2019.

Diamond Bar, CA

May 7, 2019

802 N Washington
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rizzen Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rizzen Inc. (the Company) as of January 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the year ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.The Companyis not requiredto have, nor were we engagedto perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA May 14, 2018

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
BALANCE SHEETS

	January 31, 2019	January 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses	10,000	—

Total current assets	10,000	—

Total Assets	$10,000	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$—	$200
Loan from related party	84,115	31,132

Total current liabilities	84,115	31,332

Total Liabilities	84,115	31,332

Commitments and Contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 7,285,000 issued and outstanding at January 31, 2019 and 2018	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(105,815)	(63,032)

Total stockholders’ deficit	(74,115)	(31,332)

Total Liabilities & Stockholders’ Deficit	$10,000	$—

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
STATEMENTS OF OPERATIONS

	For the Years Ended January 31,
	2019	2018

Revenue	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating Expenses:
General and administrative expenses	42,783	30,567

Total operating expenses	42,783	30,567

Loss from operations	(42,783)	(30,567)

Provision for income taxes	—	—

Net loss	$(42,783)	$(30,567)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	7,285,000	7,285,000

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in Capital	Deficit	Stockholders' Deficit

Balance at January 31, 2017	7,285,000	$7,285	$24,415	$(32,465)	$(765)

Net loss				(30,567)	(30,567)
Balance at January 31, 2018	7,285,000	$7,285	$24,415	$(63,032)	$(31,332)

Net loss				(42,783)	(42,783)
Balance at January 31, 2019	7,285,000	$7,285	$24,415	$(105,815)	$(74,115)

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,783)	$(30,567)
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	—
Accrued liabilities	(200)	(565)
Net cash used in operating activities	(52,983)	(31,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	52,983	31,132
Net cash provided by financing activities	52,983	31,132

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

(FORMERLY KNOWN AS RIZZEN, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRICIPAL ACTIVITIES

Jialijia Group Corporation Limited (the “Company”), formerly known as Rizzen, Inc., was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015. The Company is in development stage and is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transactions with one or more operating businesses or assets.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred negative cash flows from operating activities, and continuing net losses and working capital deficits that raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, and loans from stockholders or other related party(ies) when needed. The Company believes its current and future plans enable it to continue as a going concern. Management cannot provide assurance that the Company will be successful in accomplishing these plans. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The accompanying financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.  As of January 31, 2019 and 2018, the Company has no cash and cash equivalents.

Income Taxes

The Company accounts for income taxes as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Loss per Share Calculation

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the years ended January 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Fair values of financial instruments

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2019 and 2018.

Recent Accounting Pronouncements

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company adopted this pronouncement as of January 1, 2018, and it did not have a material impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU 2018-13 will have on its financial statements.

NOTE 4 – PREPAID EXPENSES

As of January 31, 2019 and 2018, the Company had $10,000 and $0 in prepaid expenses, respectively, which consisted of prepaid professional service charges.

NOTE 5 - ACCRUED LIABILITIES

As of January 31, 2019 and 2018, the Company had $0 and $200 in accrued liabilities, respectively, which consisted of accrued professional service charges.

NOTE 6 - INCOME TAX

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate from 35% to 21%. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned the year ended January 31, 2018 and the years going forward.

The Company accounts for income taxes in accordance with FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes, which requires the use of an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

As of January 31, 2019, we had a net operating loss carry-forward of $105,815 and a deferred tax asset of approximately $22,221 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, but not exceeding 20 years. However, the Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The significant component of deferred income tax assets as of January 31, 2019 and 2018 is as follows:

	January 31, 2019	January 31, 2018

Net operating loss carry-forward	$22,221	$13,237
Valuation allowance	(22,221)	(13,237)
Net deferred tax asset	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Years Ended January 31,
	2019	2018
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	—%	—%

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s nominal operation and cash requirements, the Company relies on advances from related parties until when the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. The advances from related party represent the amounts paid by related party on behalf of the Company in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the year ended January 31, 2019, the Company’s officer advanced $52,983 for operating expenses. The balances of the loan from related party as of January 31, 2019 and 2018 were $84,115 and $31,132, respectively. The loan is non-interest bearing, payable on demand and unsecured.

NOTE 8 – MATERIAL CONTRACTS/AGREEMENTS

On December 15, 2018, the Company entered into an asset reorganization agreement (the “Original Reorganization Agreement”) with Shenzhen Wenchuan Industrial Corporation, Ltd. (“Shenzhen Wenchuan”) and Hunan Rucheng Wenchuan Gas Corporation, Ltd. (“Hunan Rucheng”), which was amended by an amendment (the “Amendment”) entered into by both parties on January 9, 2019 (together, the “Reorganization Agreement (As Amended)”), pursuant to which, among other matters, and subject to the satisfaction of the conditions set forth in the Reorganization Agreement (As Amended), the Company shall purchase 70% of the equity capital of each of Shenzhen Wenchuan and Hunan Rucheng by paying to Shenzhen Wenchuan and Hunan Rucheng in the aggregate RMB 12,000,000 (approximately $1,789,149) in cash and 24,340,000 shares of the Company’s common stock. Shenzhen Wenchuan is the wholly owned parent of Hunan Rucheng. The respective boards of directors of the Company and Wenchuan have each unanimously approved the Original Reorganization Agreement and the Amendment.

As of the date of this report, the transactions underlying the Cooperation Agreement and the Reorganization Agreements (As Amended) have not been consummated, as certain closing conditions have not been satisfied. Therefore, the Company has not recognized any acquisition transactions for the year ended January 31, 2019.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of January 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”