Form 10-Q
period 2019-04-30
Jialijia Group Corp Ltd
filed 2019-06-14
CIK 1659559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission File Number: 333-209900

Jialijia Group Corporation Limited
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding June 13, 2019
Common Stock, $0.001 par value per share	8,102,108 shares

Jialijia Group Corporation Limited
FORM 10-Q
April 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
BALANCE SHEETS
	April 30, 2019	January 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses	7,000	10,000

Total current assets	7,000	10,000

Total Assets	$7,000	$10,000

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$200	$—
Loan from related party	103,265	84,115

Total current liabilities	103,465	84,115

Total Liabilities	103,465	84,115

Stockholders’ deficit:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 7,285,000 issued and outstanding at April 30, 2019 and January 31, 2019	7,285	7,285
Additional paid-in capital	24,415	24,415
Accumulated deficit	(128,165)	(105,815)

Total stockholders’ deficit	(96,465)	(74,115)

Total Liabilities & Stockholders’ Deficit	$7,000	$10,000

The accompanying notes are an integral part of these financial statements.

Table of Content

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.) STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,
	2019	2018

Revenue	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating Expenses:
General and administrative expenses	22,350	5,975

Total operating expenses	22,350	5,975

Loss from operations	(22,350)	(5,975)

Provision for income taxes	—	—

Net loss	$(22,350)	$(5,975)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	7,285,000	7,285,000

The accompanying notes are an integral part of these financial statements.

Table of Content

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in Capital	Deficit	Stockholders' Deficit

Balance at January 31, 2019	7,285,000	$7,285	$24,415	$(105,815)	$(74,115)

Net loss				(22,350)	(22,350)
Balance at April 30, 2019	7,285,000	$7,285	$24,415	$(128,165)	$(96,465)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in Capital	Deficit	Stockholders' Deficit

Balance at January 31, 2018	7,285,000	$7,285	$24,415	$(63,032)	$(31,332)

Net loss				(5,975)	(5,975)
Balance at April 30, 2018	7,285,000	$7,285	$24,415	$(69,007)	$(37,307)

The accompanying notes are an integral part of these financial statements.

Table of Content

JIALIJIA GROUP CORPORATION LIMITED
(FORMERLY KNOWN AS RIZZEN, INC.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,350)	$(5,975)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	—
Accounts payable and accrued liabilities	200	(200)
Net cash used in operating activities	(19,150)	(6,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	19,150	6,175
Net cash provided by financing activities	19,150	6,175

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Content

JIALIJIA GROUP CORPORATION LIMITED

(FORMERLY KNOWN AS RIZZEN, INC.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The accompanying financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2019 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020.

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

Table of Content

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Loss per Share Calculation

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three months ended April 30, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2019 and January 31, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

NOTE 4 - PREPAID EXPENSES

As of April 30, 2019 and January 31, 2019, the Company had $7,000 and $10,000 in prepaid expenses, respectively, which consisted of prepaid professional service charges.

NOTE 5 - ACCRUED LIABILITIES

As of April 30, 2019 and January 31, 2019 the Company had $200 and $0 in accrued liabilities, respectively, which consisted of accrued professional service charges.

Table of Content

NOTE 6 - INCOME TAXES

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

As of April 30, 2019, we had a net operating loss carry-forward of $128,165 and a deferred tax asset of approximately $26,915 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, but not exceeding 20 years. However, the Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The significant component of deferred income tax assets as of April 30, 2019 and January 31, 2019 is as follows:

	April 30, 2019	January 31, 2019

Net operating loss carry-forward	$26,915	$22,221
Valuation allowance	(26,915)	(22,221)
Net deferred tax asset	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Three Months Ended
	April 30, 2019	April 30, 2018

Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	—%	—%

NOTE 7 - RELATED PARTY TRANSACTIONS

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

During the quarter ended April 30, 2019, the Company’s officer advanced $19,150 for operating expenses. The balances of the loan from related party as of April 30, 2019 and January 31, 2019 were $103,265 and $84,115, respectively. The loan is non-interest bearing, payable on demand and unsecured.

NOTE 8 - SUBSEQUENT EVENT

On May 15, 2019, the Company issued an aggregate number of 817,108 shares of its common stock at a price of $0.02 per share to nine (9) subscribers for aggregate gross proceeds of $16,342.

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of April 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Table of Content

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

Results of Operations for the Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

Revenues

The Company did not engage in any business activities and did not generate any revenue for the three months ended April 30, 2019 and 2018.

Operating Expenses

The Company has had nominal operations and only incurred expenses relating to being a public reporting company and seeking for merger and acquisition. The general and administrative expenses consisted primarily of professional fees and organization expenses. For the three months ended April 30, 2019, the general and administrative expenses amounted to $22,350 as compared with $5,975 for the three months ended April 30, 2018, an increase of $16,375, or 274%. The increase in the company's operating expenses was primarily due to the increase in accounting, audit and legal expenses.

Net Loss

As a result of the foregoing, for the three months ended April 30, 2019, net loss amounted to $22,350, as compared to $5,975 for the three months ended April 30, 2018, an increase of $16,375, or 274%.

Liquidity and Capital Resources

Working Capital:

As of April 30, 2019 and January 31, 2019, we had cash and cash equivalent of both $0. As of April 30, 2019, we have incurred accumulated operating losses of $128,165 since inception. As of April 30, 2019 and January 31, 2019, we had working capital deficits of $96,465 and $74,115, respectively.

Cash Flows:

Net cash used in operating activities was $19,150 during the three months ended April 30, 2019, compared to $6,175 for the three months ended April 30, 2018. The increase in the cash used in operating activities was primarily due to the increase in net loss and prepaid expenses during the three months ended April 30, 2019, compared to the three months ended April 30, 2018.

We had no cash flow from investing activities during the three months ended April 30, 2019 and 2018.

Net cash provided by financing activities was $19,150 during the three months ended April 30, 2019, compared to $6,175 for the three months ended April 30, 2018. The increase in the cash provided by financing activities was primarily due to the increase of proceeds from related party loan.

Table of Content

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

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three months ended April 30, 2019 and 2018, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Table of Content

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2019 and January 31, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

Off-balance Sheet Arrangements

As of April 30, 2019 and January 31, 2019, there were no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

(Registrant)

Jialijia Group Corporation Limited (Registrant)
Date: June 14, 2019	By:	/s/ Jin Na
Jin Na
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President

Table of Content