Form 10-Q
period 2019-07-31
Jialijia Group Corp Ltd
filed 2019-11-01
CIK 1659559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding October 31, 2019
Common Stock, $0.001 par value per share	12,445,222 shares

Jialijia Group Corporation Limited

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JIALIJIA GROUP CORPORATION LIMITED

BALANCE SHEETS

	July 31, 2019	January 31,
	(Unaudited)	2019
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses	4,000	10,000

Total current assets	4,000	10,000

Total Assets	$4,000	$10,000

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$10,825	$—
Loan from related party	128,503	84,115

Total current liabilities	139,328	84,115

Total Liabilities	139,328	84,115

Stockholders’ deficit:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 12,113,591 and 7,285,000 issued and outstanding at July 31, 2019 and January 31, 2019, respectively	12,114	7,285
Subscriptions receivable	(124,858)	—
Additional paid-in capital	144,444	24,415
Accumulated deficit	(167,028)	(105,815)

Total stockholders’ deficit	(135,328)	(74,115)

Total Liabilities & Stockholders’ Deficit	$4,000	$10,000

The accompanying notes are an integral part of these unaudited financial statements.

JIALIJIA GROUP CORPORATION LIMITED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$
Cost of Goods Sold	—	—	—		—
Gross Profit	—	—	—		—
Operating Expenses:
General and administrative expenses	38,863	8,345	61,213		14,320
Total operating expenses	38,863	8,345	61,213		14,320
Net loss from operations	(38,863)	(8,345)	(61,213)		(14,320)
Provision for income taxes	—	—	—		—
Net Loss	$(38,863)	$(8,345)	$(61,213)		$(14,320)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)		$(0.00)
Weighted average number of common shares outstanding - basic and diluted	8,315,390	7,285,000	7,811,518		7,285,000

The accompanying notes are an integral part of these unaudited financial statements.

JIALIJIA GROUP CORPORATION LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Subscriptions	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance at January 31, 2019	7,285,000	$7,285	$—	$24,415	$(105,815)	$(74,115)
Net loss	—	—	—	—	(22,350)	(22,350)
Balance at April 30, 2019	7,285,000	$7,285	—	$24,415	$(128,165)	$(96,465)
Issuance of common stock	4,828,591	4,829	(124,858)	120,029	—	—
Net loss	—	—	—	—	(38,863)	(38,863)
Balance at July 31, 2019	12,113,591	$12,114	$(124,858)	$144,444	$(167,028)	$(135,328)

	Common Stock		Subscriptions	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance at January 31, 2018	7,285,000	$7,285	$—	$24,415	$(63,032)	$(31,332)
Net loss	—	—	—	—	(5,975)	(5,975)
Balance at April 30, 2018	7,285,000	$7,285	—	$24,415	$(69,007)	$(37,307)
Net loss	—	—	—	—	(8,345)	(8,345)
Balance at July 31, 2018	7,285,000	$7,285	$—	$24,415	$(77,352)	$(45,652)

The accompanying notes are an integral part of these unaudited financial statements.

JIALIJIA GROUP CORPORATION LIMITED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,213)	$(14,320)
Changes in operating assets and liabilities:
Prepaid expenses	6,000	—
Accrued liabilities	10,825	381
Net cash used in operating activities	(44,388)	(13,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	44,388	13,939
Net cash provided by financing activities	44,388	13,939

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES:
Subscriptions receivable for common shares issued	$124,858	$—

The accompanying notes are an integral part of these unaudited financial statements.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Jialijia Group Corporation Limited (the “Company”), formerly known as Rizzen, Inc., was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015. The Company was in development stage and was seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transactions with one or more operating businesses or assets.

The Company completed a reverse merger subsequent to July 31, 2019 pursuant to a share purchase/exchange agreement closed on August 29, 2019 (see Note 9). As a result of the completion of the reverse merger, the Company is no longer a development stage company.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred negative cash flows from operating activities, and continuing net losses and working capital deficits that raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Note 3. Summary of Significant Accounting Policies

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

Loss per Share Calculation

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the six months ended July 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2019 and January 31, 2019.

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

Note 4. Prepaid Expenses

As of July 31, 2019 and January 31, 2019, the Company had $4,000 and $10,000 in prepaid expenses, respectively, which consisted of prepaid professional service charges.

Note 5. Accrued Liabilities

As of July 31, 2019 and January 31, 2019 the Company had $10,825 and $0 in accrued liabilities, respectively, which consisted of accrued professional service charges.

Note 6. Income Tax

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

As of July 31, 2019, the Company had a net operating loss carry-forward of $167,028 and a deferred tax asset of approximately $35,076 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, but not exceeding 20 years. However, the Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The significant component of deferred income tax assets as of July 31, 2019 and January 31, 2019 is as follows:

	July 31, 2019	January 31, 2019

Net operating loss carry-forward	$35,076	$22,221
Valuation allowance	(35,076)	(22,221)
Net deferred tax asset	$—	$—

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Six Months Ended
	July 31, 2019	July 31, 2018

Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	—%	—%

Note 7. Related Party Transactions

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

During the six months ended July 31, 2019, the Company’s officer advanced $44,388 for operating expenses. The balances of the loan from related party as of July 31, 2019 and January 31, 2019 were $128,503 and $84,115, respectively. The loan is non-interest bearing, payable on demand and unsecured.

Note 8. Equity

The Company has authorized 1,000,000,000 shares of Common Stock at par value of $0.001. As of July 31, 2019 and January 31, 2019, the Company had 12,113,591 and 7,285,000 shares of common stock issued and outstanding, respectively.

On May 15, 2019, the Company issued 817,108 shares of its common stock at a price per share of $0.02 to nine (9) subscribers. In July, 2019, the Company revised the subscription agreements with each of the 9 subscribers to change the issuance price to $0.03 per share, and cancel 14,785 shares and issue additional 346,416 shares in aggregate. Such additional shares has been issued in August, 2019.

In July, 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with each of fifty-four (54) investors (the “Investors”) who purchased an aggregate of 3,011,483 shares of the Company’s common stock at a price of $0.03 per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement.

In addition, on July 24 2019, Ms. Na Jin, the Chief Executive Officer of the Company, purchased 1,000,000 shares of the Company’s common stock at a price of $0.01 per share.

As of July 31, 2019, the Company recorded the subscriptions receivable resulted from the aforementioned share issuances in the aggregate amount of $124,858.

Note 9. Subsequent Events

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun”), a company incorporated under the laws of Hong Kong, and Na Jin, the sole shareholder of Huazhongyun (the “Shareholder”) and the Chief Executive Officer of the Company. Huazhongyun owns 6,000,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, at the time of execution of the Exchange Agreement. The Shareholder owns an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constitute all of the issued and outstanding shares of Huazhongyun.

Pursuant to the Exchange Agreement, among other matters, the Shareholder will sell and transfer all of the Huazhongyun Shares in exchange for all of the Company Shares. As a result, the Shareholder will directly own the Company Shares, which represent approximately 82% of the issued and outstanding shares of the Company’s common stock at the time of execution of the Exchange Agreement and Huazhongyun will become a wholly-owned subsidiary of the Company.

Jialijia Jixiang Investment (Changzhou) Co., Ltd, (“Jialijia (Changzhou)”) is a company incorporated under the laws of the PRC on June 13, 2017. Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China. Rucheng Wenchuan Gas Co., Ltd. (“Rucheng Wenchuan”) was incorporated under the laws of the People’s Republic of China (the “PRC”) on March 31, 2006.

On January 7, 2019, Jialijia (Changzhou) entered into an equity transfer agreement (the “Equity Transfer”) with Mr. Jiannan Wu, the shareholder who owned 94.77% of Rucheng Wenchuan’s outstanding shares. Pursuant to the Equity Transfer, Mr. Jiannan Wu agreed to transfer 70% of his ownership of Rucheng Wenchuan to Jialijia (Changzhou), in exchange of RMB 1,000,000 and 2,860,000 common shares of the Company owned by Huazhongyun. Immediately after the equity transfer agreement, Jialijia (Changzhou) owns 70% of the ownership and becomes the controlling shareholder of Rucheng Wenchuan. Both Huazhongyun and Jialijia (Changzhou) are holding companies and have not carried out substantive business operations of their own. Rucheng Wenchuan is primarily engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC.

Pursuant to the Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred all of the Huazhongyun Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Huazhongyun Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Huazhongyun became a wholly-owned subsidiary of the Company and the Company owned 70% of the outstanding equity interest in Rucheng Wenchuan through Huazhongyun and WFOE.

As a result of the consummation of the above merger on August 29, 2019, the Company, through its subsidiaries, is engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC. The Company’s operating subsidiary, Rucheng Wenchuan, is in the process of improving its facilities and has not commenced its gas production or generated any revenues.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Share Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun,” formerly known as “JLJ Group Corporation Limited”), a company formed under the laws of the Hong Kong Special Administrative Region, and Na Jin, the sole shareholder of Huazhongyun and the Chief Executive Officer and Chief Financial Officer of the Company. Na Jin, through Huazhongyun, owned 6,000,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, par value $0.001 per share, as of the date of execution of the Share Exchange Agreement. Na Jin owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding ordinary shares of Huazhongyun. On the date of execution of the Share Exchange Agreement, Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China, which in turn held seventy percent (70%) of the outstanding equity interest in Rucheng Wenchuan Gas Co., Ltd. (the “Target” or “Target Company”), a company formed under the laws of China.

Pursuant to the Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred all of the Huazhongyun Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Huazhongyun Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Huazhongyun became a wholly-owned subsidiary of the Company and the Company owned 70% of the outstanding equity interest in the Target Company through Huazhongyun and WFOE. The financial statements contained herein do not reflect the reverse merger that was consummated after the period ended July 31, 2019.

From July 22, 2019 to July 29, 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with fifty-four (54) investors (the “Investors”) who reside outside the United States where the Investors purchased an aggregate of 3,011,483 shares of the Company’s common stock, par value $0.001 per share, at a price of $0.03 per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement and received the funds in the corresponding amounts as set forth therein. In addition, on April 20, 2019, Ms. Na Jin, the Chief Executive Officer of the Company, entered into a Subscription Agreement to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 per share, and on July 24, 2019, wired the total purchase price of $10,000 to the Company.

Results of Operations for the Three and Six Months Ended July 31, 2019 Compared to the Three and Six Months Ended July 31, 2018

Revenues

The Company did not engage in any business activities and did not generate any revenue for the six months ended July 31, 2019 and 2018.

Operating Expenses

The Company has had nominal operations and only incurred expenses relating to being a public reporting company and seeking a merger and acquisition. The general and administrative expenses consisted primarily of professional fees and organization expenses. For the three months ended July 31, 2019, the general and administrative expenses amounted to $38,863 as compared with $8,345 for the three months ended July 31, 2018, an increase of $30,518, or 365.7%. For the six months ended July 31, 2019, the general and administrative expenses amounted to $61,213 as compared with $14,320 for the six months ended July 31, 2018, an increase of $46,893 or 327.5%. The increase in the company’s operating expenses was primarily due to the increase in accounting, audit and legal expenses.

Net Loss

As a result of the foregoing, for the three months ended July 31, 2019, net loss amounted to $38,863, as compared to $8,345 for the three months ended July 31, 2018, an increase of $30,518, or 365.7%; and for the six months ended July 31, 2019, net loss amounted to $61,213, as compared to $14,231 for the six months ended July 31, 2018, an increase of $46,893, or 327.5%.

Liquidity and Capital Resources

Working Capital:

As of July 31, 2019 and January 31, 2019, we had $0 cash and cash equivalents. As of July 31, 2019, we have incurred accumulated deficit of $167,028. As of July 31, 2019, we have a working capital deficit of $135,328.

Cash Flows:

Net cash used in operating activities was $44,388 during the six months ended July 31, 2019, compared to $13,939 for the six months ended July 31, 2018. The increase in the cash used in operating activities was primarily due to the increase in net loss during the six months ended July 31, 2019, compared to the six months ended July 31, 2018.

Net cash provided by financing activities was $44,388 during the six months ended July 31, 2019, compared to $13,939 for the six months ended July 31, 2018. The increase in the cash provided by financing activities was primarily due to the increase of proceeds from related party loan.

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

Income Taxes

We account for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three and six months ended July 31, 2019 and July 31, 2018, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s financial instruments primarily consist of cash and cash equivalents, other receivables, advances to suppliers, accrued expenses, other payables, and related party borrowings. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Off-balance Sheet Arrangements

As of July 31, 2019 and January 31, 2019, there were no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of June 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(Registrant)

Jialijia Group Corporation Limited (Registrant)

Date: October 31, 2019	By:	/s/ Jin Na
Jin Na
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President