Form 10-Q
period 2019-09-30
Jialijia Group Corp Ltd
filed 2020-01-15
CIK 1659559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 15, 2020
Common Stock, $0.001 par value per share	12,445,222 shares

Jialijia Group Corporation Limited

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$38,547	$13
Advance to suppliers	187,748	93,079
Other current assets	4,798	12,756
Total Current Assets	231,093	105,848

Property, plant, and equipment, net	366,171	-

Total Assets	$597,264	$105,848

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$36,108	$-
Due to related parties	2,918,663	277,661
Other current liabilities	2,420	-
Total Current Liabilities	2,957,191	277,661

Total Liabilities	2,957,191	277,661

Commitments and contingencies

Stockholders’ Deficit
Common stock, $.001 par value, 1,000,000,000 shares authorized, 12,445,222 and 7,285,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12,445	7,285
Additional paid-in capital	2,582,468	31,770
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,281,680)	(90,824)
Accumulated other comprehensive income (loss)	63,580	(44)
Total Stockholders’ deficit	(1,743,187)	(171,813)
Noncontrolling interests	(616,740)	-
Total Stockholders’ Deficit	(2,359,927)	(171,813)

Total Liabilities and Stockholders’ Deficit	$597,264	$105,848

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	(90,717)	(6,393)	(276,132)	(21,613)
Goodwill impairment	-	-	(3,962,424)	-
Total operating expense	(90,717)	(6,393)	(4,238,556)	(21,613)
Loss from operations before income taxes	(90,717)	(6,393)	(4,238,556)	(21,613)
Provision for income tax	-	-	-	-
Net loss	(90,717)	(6,393)	(4,238,556)	(21,613)
Net loss attributable to noncontrolling interest	11,589	-	47,700	-

Net loss attributable to Jialijia Group Corporation Limited	(79,128)	(6,393)	(4,190,856)	(21,613)

Net Loss	(90,717)	(6,393)	(4,238,556)	(21,613)

Other comprehensive income (loss):
Foreign currency translation gain	88,801	-	88,345	-
Comprehensive loss	(1,916)	(6,393)	(4,150,211)	(21,613)
Comprehensive (income) loss attributable to noncontrolling interests	(13,614)	-	22,980
Comprehensive loss attributable to Jialijia Group Corporation Limited	$(15,530)	$(6,393)	$(4,127,231)	$(21,613)

Net loss attibutable to Jialijia stockholders - basic and diluted	$(0.01)	$(0.00)	$(0.48)	$(0.00)

Weighted average shares outstanding, basic and diluted	11,255,198	7,285,000	8,776,314	7,285,000

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Treasury	Subscriptions	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Stock	Receivable	Capital	Deficit	Loss	interest	Equity
Balance at December 31, 2018	7,285,000	$7,285	$(120,000)	$-	31,770	$(90,824)	$(44)	$-	$(171,813)
Effect of restructuring	-	-	-	-	2,431,000	-	-	(593,760)	1,837,240
Foreign currency translation	-	-	-	-	-	-	(36,390)	(14,367)	(50,757)
Net loss for the period ended March 31, 2019	-	-	-	-	-	(4,027,990)	-	(18,243)	(4,046,233)
Balance at March 31, 2019	7,285,000	$7,285	$(120,000)	$-	$2,462,770	$(4,118,814)	$(36,434)	$(626,370)	$(2,431,563)
Issuance of shares	817,108	817	-	(24,513)	23,696				-
Foreign currency translation	-	-	-	-	-	-	36,416	13,885	50,301
Net loss for the period ended June 30, 2019	-	-	-	-	-	(83,738)	-	(17,869)	(101,607)
Balance at June 30, 2019	8,102,108	$8,102	$(120,000)	$(24,513)	$2,486,466	$(4,202,552)	$(18)	$(630,354)	$(2,482,869)
Capital contribution				24,513					24,513
Issuance of shares	4,343,114	4,343	-		96,002				100,345
Foreign currency translation	-	-	-	-	-	-	63,598	25,203	88,801
Net loss for the period ended September 30, 2019	-	-	-	-	-	(79,128)	-	(11,589)	(90,717)
Balance at September 30, 2019	12,445,222	$12,445	$(120,000)	$-	$2,582,468	$(4,281,680)	$63,580	$(616,740)	$(2,359,927)

	Common Stock		Treasury	Subscriptions	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Stock	Receivable	Capital	Deficit	Loss	interest	Equity
Balance at December 31, 2017	7,285,000	7,285	(120,000)	-	31,770	$(61,556)	$-	$-	$(142,501)
Net loss for the period ended March 31, 2018	-	-	-	-		(7,350)	-		(7,350)
Balance at March 31, 2018	7,285,000	$7,285	$(120,000)	$-	$31,770	$(68,906)		$-	$(149,851)
Net loss for the period ended June 30, 2018	-	-	-	-	-	(7,870)	-	-	(7,870)
Balance at June 30, 2018	7,285,000	$7,285	$(120,000)	$-	$31,770	$(76,776)	$-	$-	$(157,721)
Net loss for the period ended September 30, 2018	-	-	-	-	-	(6,393)	-	-	(6,393)
Balance at September 30, 2018	7,285,000	$7,285	$(120,000)	$-	$31,770	$(83,169)	$-	$-	$(164,114)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,238,556)	$(21,613)
Depreciation	112,463	-
Goodwill impairment	3,962,424	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in other current assets	14,020	-
Increase in accrued expenses	5,009	2,450
Increase in other current liabilities	2,532	-
Net cash used in operating activities	(142,108)	(19,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary equity interest, net of cash acquired	(131,083)
Net cash used in investing activities	(131,083)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	124,027	-
Net proceeds from loans from related parties	186,952	19,163
Net cash provided by financing activities	310,979	19,163

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	746	-

NET INCREASE IN CASH & CASH EQUIVALENTS	38,534	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	13	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$38,547	$-

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition of Huazhongyun and WFOE is treated as a reverse merger (the “Reverse Merger”) for accounting purposes. As a result of the consummation of the Reverse Merger on August 29, 2019, the Company, through its subsidiaries, is engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC. The Company is in the process of improving its facilities and has not commenced its gas production or generated any revenues.

Note 2. Basis of Presentation

The consolidated balance sheets as of June 30, 2019 and December 31, 2018 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018 combine the historical consolidated statements of balance sheets and income and comprehensive income of the Company, Huazhongyun, Jialijia (Changzhou), and have been prepared as if the Reverse Merger had closed on January 1, 2018. Both the Company, and Huazhongyun and WFOE are under common control.

The unaudited consolidated financial information was prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

The acquisition of Rucheng Wenchuan by Jialijia (Changzhou) is accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) with Jialijia (Changzhou) as the acquiring entity. In business combination transactions in which the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement of the acquisition consideration is based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

Under ASC 805, all of the Rucheng Wenchuan assets acquired and liabilities assumed in this business combination are recognized at their acquisition-date fair value. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.

Note 3. Purchase Price

In connection with the acquisition of Rucheng Wenchuan, Jialijia (Changzhou) entered into an equity transfer agreement (the “Equity Transfer”) with Mr. Jiannan Wu, the shareholder who owned 94.77% of Rucheng Wenchuan’s outstanding shares on January 7, 2019. Pursuant to the Equity Transfer, Mr. Jiannan Wu agreed to transfer 70% of his ownership of Rucheng Wenchuan to Jialijia (Changzhou), in exchange of RMB 1,000,000, approximately $145,983, and 2,860,000 common shares of the Company owned by Huazhongyun. Immediately after the equity transfer agreement, Jialijia (Changzhou) owns 70% of the ownership and becomes the controlling shareholder of Rucheng Wenchuan.

Goodwill as a result of the acquisition of Rucheng Wenchuan is calculated as follows:

Purchase consideration:
Cash and cash equivalents	$145,983
Common stock (1)	2,431,000
Total consideration	2,576,983
Estimated Fair Value of Assets Acquired:
Cash and cash equivalents	$8,822
Advance to supplier	101,811
Other current assets	2,909
Property and equipment	492,413
Total assets acquired	605,955
Estimated Fair Value of Liabilities Assumed:
Due to related parties	2,552,596
Accrued expenses and other current liabilities	32,560
Total liabilities assumed	2,585,156
Total net assets	(1,979,201)
Noncontrolling interests	(593,760)
Total net assets acquired	(1,385,441)
Goodwill as a result of the acquisition	$3,962,424

(1)	2,860,000 shares of the Company’s common stock to be issued to Mr. Jiannan Wu in connection with the Equity Transfer. Those shares were valued at $0.85 per share, the closing share price of the Company on January 7, 2019.

During the nine months ended September 30, 2019, the Company has recorded goodwill impairment in full amount.

Note 4. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the nine months ended September 30, 2019, the Company had a net loss of $4,238,556. Additionally, the Company had an accumulated deficit of $4,281,680 and working capital deficit of $2,726,098 as of September 30, 2019, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

If the Company is unable to successfully commence its business operations in a short period of time, or unable to raise additional capital or secure additional lending, the Company may need to curtail or cease its operations. The Company believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity, and short-term and long-term borrowings from banks, stockholders or other related party(ies). However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Note 5. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of Jialijia Group Corporation Limited, Huazhongyun Group Co., Limited, Jialijia Jixiang Investment (Changzhou) Co., Ltd and its 70% owned subsidiary, Rucheng Wenchuan Gas Co., Ltd. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit with banks and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. There is no insurance securing these deposits in the PRC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, no allowance for advances to suppliers is required at the balance sheet dates.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Buildings	20 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years

Costs incurred in constructing new facilities, including progress payments and other costs related to construction, are capitalized and transferred to property, plant and equipment on completion, at which time depreciation commences.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment reassessed and recorded by the management for the nine months ended September 30, 2019 and 2018.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the nine months ended September 30, 2019, the goodwill, in amount of $3,962,424, as a result of the acquisition of Rucheng Wenchuan (see Note 3), was fully recognized as impairment during the nine months ended September 30, 2019.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The functional currency of the Company and its subsidiaries is the Chinese Yuan or Renminbi (“RMB”). The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. For the Company and its subsidiaries whose functional currencies are other than the U.S. dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Note 6. Advance to Suppliers

The Company had advance to suppliers of $187,748 and $93,079 as of September 30, 2019 and December 31, 2018, respectively. Advance to suppliers was made related to the purchase of equipment.

Note 7. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	September 30, 2019	December 31, 2018

Machinery and equipment	$1,542,526	$-
Buildings	30,675	-
	1,573,201	-
Less: Accumulated depreciation	(1,109,505)	-
Less: Accumulated impairment	(97,525)	-
Property, plant, and equipment, net	$366,171	$-

Depreciation expense for the nine months ended September 30, 2019 and 2018 were $112,463 and $0, respectively.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accrued local taxes	$35,940	$-
Accrued payroll	168	-
	$36,108	$-

Note 9. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the nine months ended September 30, 2019 and 2018. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiary in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the nine months ended September 30, 2019 and 2018.

Provision for income tax expense (benefit) consists of the following:

For the Nine Months ended September 30,
	2019	2018
Current
USA	-	-
China	-	-

Deferred
USA	-	-
China	-	-

Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months ended September 30,
	2019	2018
U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.0%	21.0%
PRC statutory tax	25.0%	25.0%
Net permanent differences	(25.0)%	(25.0)%
Effective income tax rate	0.0%	0.0%

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent that the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At September 30, 2019 and December 31, 2018, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 10. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the president and legal representative of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the president and legal representative of this entity
Jiannan Wu	Shareholder, director, General Manager
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	September 30,	December 31,
	2019	2018

Shenzhen Wenchuan Gas Co., Ltd.	$2,383,115	$-
Dongzhi Zhang	386,196	189,115
Rucheng County Minhang Special Gas Co., Ltd.	48,509	-
Na Jin	85,174	88,546
Jiannan Wu	15,669	-
	$2,918,663	$277,661

Due to related parties were non-trade balances advanced from its related parties for the Company’s purchase of equipment and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

Note 11. Equity

The Company has authorized 1,000,000,000 shares of Common Stock at par value of $0.001. As of September 30, 2019 and December 31, 2018, the Company had 12,445,222 and 7,285,000 shares of common stock, issued and outstanding, respectively.

On May 15, 2019, the Company issued 817,108 shares of its common stock at a price per share of $0.02 to nine (9) subscribers. From July 22, 2019 to July 29, 2019, the Company revised the subscription agreements with the 9 subscribers, which cancelled 14,785 shares and issued additional 346,416 shares to the 9 subscribers. In addition, the Company revised the issuance price to $0.03 per share.

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

As of September 30, 2019, Huazhongyun owned 6,000,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.02 per share, as a result of the Reverse Merger.

Note 12. Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. The following discussion contains forward-looking statements relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

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

The acquisition of Huazhongyun and WFOE is treated as a reverse merger (the “Reverse Merger”) for accounting purposes. As a result of the consummation of the Reverse Merger on August 29, 2019, the Company, through its subsidiaries, is engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC. The Company is in the process of improving its facilities and has not commenced its gas production or generated any revenues.

Results of Operations for the Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Revenues

The Company did not engage in any business activities and did not generate any revenue for the nine months ended September 30, 2019 and 2018.

Operating Expenses

The Company has had nominal operations and only incurred expenses relating to being a public reporting company and seeking a merger and acquisition. The general and administrative expenses consisted primarily of professional fees and organization expenses. For the three months ended September 30, 2019, the general and administrative expenses amounted to $90,717 as compared with $6,393 for the three months ended September 30, 2018, an increase of $84,324, or 1319.0%. For the nine months ended September 30, 2019, the general and administrative expenses amounted to $276,132 as compared with $21,613 for the nine months ended September 30, 2018, an increase of $254,519 or 1177.6%. The increase in the company’s operating expenses was primarily due to the increase in accounting, audit and legal expenses.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2019, net loss amounted to $90,717, as compared to $2,393 for the three months ended September 30, 2018, an increase of $84,324, or 1319.0%; and for the nine months ended September 30, 2019, net loss amounted to $4,238,556, as compared to $21,613 for the nine months ended September 30, 2018, an increase of $4,216,943, or 19511.1%. The increase in net loss for the nine months ended September 30, 2019 was a result of increase in operating expenses and full impairment charge of goodwill amounted to $3,962,424 as a result of the acquisition of Rucheng Wenchuan.

Liquidity and Capital Resources

Working Capital:

As of September 30, 2019 and December 31, 2018, we had $38,547 cash and cash equivalents. As of September 30, 2019, we have incurred accumulated deficit of $4,281,680. As of September 30, 2019, we have a working capital deficit of $2,726,098.

Cash Flows:

Net cash used in operating activities was $142,108 during the nine months ended September 30, 2019, compared to $19,163 for the nine months ended September 30, 2018. The increase in the cash used in operating activities was primarily due to the increase in net loss during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Net cash used in investing activities was $131,083 during the nine months ended September 30, 2019, compared to $0 for the nine months ended September 30, 2018. The increase in the cash used in investing activities was primarily due to the acquisition of Rucheng Wenchuan.

Net cash provided by financing activities was $310,979 during the nine months ended September 30, 2019, compared to $19,163 for the nine months ended September 30, 2018. The increase in the cash provided by financing activities was primarily due to the increase of proceeds from related party loan.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the nine months ended September 30, 2019, the Company had a net loss of $4,238,556. Additionally, the Company had an accumulated deficit of $4,281,680 and working capital deficit of $2,726,098 as of September 30, 2019, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

If the Company is unable to successfully commence its business operations in a short period of time, or unable to raise additional capital or secure additional lending, the Company may need to curtail or cease its operations. The Company believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity, and short-term and long-term borrowings from banks, stockholders or other related party(ies). However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Critical Accounting Policies

Basis of Accounting

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of Jialijia Group Corporation Limited, Huazhongyun Group Co., Limited, Jialijia Jixiang Investment (Changzhou) Co., Ltd and its 70% owned subsidiary, Rucheng Wenchuan Gas Co., Ltd. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit with banks and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. There is no insurance securing these deposits in the PRC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, no allowance for advances to suppliers is required at the balance sheet dates.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Buildings	20 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years

Costs incurred in constructing new facilities, including progress payments and other costs related to construction, are capitalized and transferred to property, plant and equipment on completion, at which time depreciation commences.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment reassessed and recorded by the management for the nine months ended September 30, 2019 and 2018.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the nine months ended September 30, 2019, the goodwill, in amount of $3,962,424, as a result of the acquisition of Rucheng Wenchuan, was fully recognized as impairment.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The functional currency of the Company and its subsidiaries is the Chinese Yuan or Renminbi (“RMB”). The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. For the Company and its subsidiaries whose functional currencies are other than the U.S. dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Off-balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jialijia Group Corporation Limited (Registrant)

Date: January 15, 2020	By:	/s/ Jin Na
Jin Na
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President