Form 10-K
period 2019-12-31
Jialijia Group Corp Ltd
filed 2021-04-26
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code: +86 (519) 8980-1180

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 9, 2021
Common Stock, $.001 par value per share	647,705 shares

The aggregate market value of the 64,293 shares of Common Stock of the registrant held by non-affiliates on June 30, 2019, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $385,758.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 30, 2019.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

i

PART I

Item 1. Business.

Overview

Corporate History and Structure

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015. On May 16, 2018, our Articles of Incorporation were amended to change our name to Jialijia Group Corporation Limited and increase the number of authorized shares the corporation from 75,000,000 to 1,000,000,000.

Effective as of December 15, 2018, the Company appointed: (i) Mr. Dongzhi Zhang as the Chairman of the Board; (ii) Mr. Jiannan Wu as the Company’s General Manager and Director; and (iii) Ms. Weixia Hu as the Company’s Chinese Region Chief Representative. Ms. Na Jin is our CEO, CFO, Secretary and a director.

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015 and has been inactive since our change in control on December 30, 2016. Following our change,

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Share Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun,” formerly known as “JLJ Group Corporation Limited”), a company formed under the laws of the Hong Kong Special Administrative Region, and Na Jin, the sole shareholder of Huazhongyun and the Chief Executive Officer and Chief Financial Officer of the Company. Na Jin, through Huazhongyun, owned 6,000,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, par value $0.001 per share, as of the date of execution of the Share Exchange Agreement. Na Jin owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding ordinary shares of Huazhongyun. On the date of execution of the Share Exchange Agreement, Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China, which in turn held seventy percent (70%) of the outstanding equity interest in Rucheng Wenchuan Gas Co., Ltd. (the “Rucheng Wenchuan”), a company formed under the laws of China.

Pursuant to the Share Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred all of the Huazhongyun Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Huazhongyun Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Huazhongyun became a wholly-owned subsidiary of the Company, and the Company owned 70% of the outstanding equity interest in Rucheng Wenchuan through Huazhongyun and WFOE.

From July 22, 2019 to July 29, 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with fifty-four (54) investors (the “Investors”) who reside outside the United States where the Investors purchased an aggregate of 3,011,483 shares of the Company’s common stock, par value $0.001 per share, at a price of $0.03 per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement and received the funds in the corresponding amounts as set forth therein. In addition, on April 20, 2019, Ms. Na Jin, the Chief Executive Officer of the Company, entered into a Subscription Agreement to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 per share, for a total purchase price of $10,000, which purchase was consummated on July 24, 2019.

As a result of the consummation of the above merger on August 29, 2019, we entered into the business of producing and selling gases, such as oxygen and nitrogen, for industrial and medical purposes in the PRC. In 2020, the COVID-19 pandemic materially and adversely affected economic conditions and our operating results. As a result, we were unable to obtain the financing necessary to pursue this business.

Effective July 15, 2020, we engaged in a one for twenty reverse stock split of our common stock whereby each twenty shares of common stock were reduced into one share of common stock with fractional shares rounded to one whole share. All descriptions of securities issuances occurring prior to such reverse stock split are provided on a pre-reverse basis.

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We are in active discussions with an operating company for a potential business combination. There is no assurance that we will be able to successfully consummate such an acquisition or that following such acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our offices are located at Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000 and our telephone number at such address is + (86-519) 8980-1180.

The diagram below illustrates our current corporate structure.

(1)	Huazhongyun Group Co. Limited was formed on November 30, 2010 under the laws of Hong Kong Special Administrative Region (“Huazhongyun”).
(2)	Dajiwanqi Holding (Changzhou) Co., Ltd, f/k/a Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”) is a company incorporated under the laws of the PRC on June 13, 2017.
(3)	Rucheng Wenchuan Gas Co., Ltd. (“Rucheng Wenchuan”) was incorporated under the laws of the People’s Republic of China (the “PRC”) on March 31, 2006.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information pursuant to this Item..

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 2. Properties.

Our offices are located at Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000. The premises are provided to us free of charge by our Chairman of the Board.

Item 3. Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “RZZN”. As of April __, 2021, the last closing price of our securities was $7.60, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2020:
Fourth Quarter	$7.60	$7.60
Third Quarter	$7.60	$7.60
Second Quarter	$7.60	$7.60
First Quarter	$14.00	$7.60
Fiscal year ended December 31, 2019:
Fourth Quarter	$14.00	$8.520
Third Quarter	$18.00	$10.20
Second Quarter	$25.00	$6.60
First Quarter	$43.00	$8.00

(b) Approximate Number of Holders of Common Stock

As of April 9, 2021, there were approximately 103 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

None.

(e) Recent Sales of Unregistered Securities

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015. On May 16, 2018, our Articles of Incorporation were amended to change our name to Jialijia Group Corporation Limited and increase the number of authorized shares the corporation from 75,000,000 to 1,000,000,000.

Effective as of December 15, 2018, the Company appointed: (i) Mr. Dongzhi Zhang as the Chairman of the Board; (ii) Mr. Jiannan Wu as the Company’s General Manager and Director; and (iii) Ms. Weixia Hu as the Company’s Chinese Region Chief Representative. Ms. Na Jin is our CEO, CFO, Secretary and a director.

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015 and has been inactive since our change in control on December 30, 2016. Following our change,

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Share Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun,” formerly known as “JLJ Group Corporation Limited”), a company formed under the laws of the Hong Kong Special Administrative Region, and Na Jin, the sole shareholder of Huazhongyun and the Chief Executive Officer and Chief Financial Officer of the Company. Na Jin, through Huazhongyun, owned 6,000,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, par value $0.001 per share, as of the date of execution of the Share Exchange Agreement. Na Jin owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding ordinary shares of Huazhongyun. On the date of execution of the Share Exchange Agreement, Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China, which in turn held seventy percent (70%) of the outstanding equity interest in Rucheng Wenchuan Gas Co., Ltd. (the “Rucheng Wenchuan”), a company formed under the laws of China.

Pursuant to the Share Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred all of the Huazhongyun Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Huazhongyun Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Huazhongyun became a wholly-owned subsidiary of the Company, and the Company owned 70% of the outstanding equity interest in Rucheng Wenchuan through Huazhongyun and WFOE.

From July 22, 2019 to July 29, 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with fifty-four (54) investors (the “Investors”) who reside outside the United States where the Investors purchased an aggregate of 3,011,483 shares of the Company’s common stock, par value $0.001 per share, at a price of $0.03 per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement and received the funds in the corresponding amounts as set forth therein. In addition, on April 20, 2019, Ms. Na Jin, the Chief Executive Officer of the Company, entered into a Subscription Agreement to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 per share, for a total purchase price of $10,000, which purchase was consummated on July 24, 2019.

As a result of the consummation of the above merger on August 29, 2019, we entered into the business of producing and selling gases, such as oxygen and nitrogen, for industrial and medical purposes in the PRC. In 2020, the COVID-19 pandemic materially and adversely affected economic conditions and our operating results. As a result, we were unable to obtain the financing necessary to pursue this business.

Effective July15, 2020, we engaged in a one for twenty reverse stock split of our common stock whereby each twenty shares of common stock were reduced into one share of common stock with fractional shares rounded to one whole share. All descriptions of securities issuances occurring prior to such reverse stock split are provided on a pre-reverse basis.

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Results of Operations for the Years Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the Years Ended December 31,
	2019	2018
Net Revenue	$–	$–
Total Operating Expenses	4,907,557	29,268
Net Loss	$4,907,557	$29,268

Revenues

The Company did not commence operations and did not generate any revenues for the years ended December 31, 2019 and 2018.

Operating Expenses

Operating expenses for the years ended December 31, 2019, and 2018, were $4,907,557 and $29,268, respectively. Operating expenses for the year ended December 31, 2019, consisted primarily of goodwill impairment of $3,962,424 arising from the acquisition of Rucheng Wenchuan, general and administrative expenses of $603,336 and fixed asset impairment of $341,797 for plant, machinery and equipment no longer being utilized in production. Operating expenses for the year ended December 31, 2018, consisted solely of general and administrative expenses of $29,268.

Net Loss

As a result of the above factors, the Company incurred a net loss of $4,907,557 and $29,268 for the years ended December 31, 2019 and 2018, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $28,502 in foreign currency translation gain during the year ended December 31, 2019 as compared to $44 in foreign currency translation loss during the year ended December 31, 2018, reflecting a change of $28,546. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31, 2019	December 31, 2018
Net cash used in operating activities	$(216,088)	$(135,303)
Net cash used in investing activities	(135,935)	-
Net cash provided by financing activities	352,448	135,360
Net increase in cash and cash equivalents	$382	$13

Net cash used in operating activities was $216,088 for the fiscal year ended December 31, 2019, compared to that of $135,303 for the fiscal year ended December 31, 2018. The increase of $80,785 or 59.71% of net cash used in operating activities was primarily due to the increase in net loss during the year ended December 31, 2019, partially offset by the non-cash items including depreciation, fixed assets and goodwill impairment.

Net cash used in investing activities was $135,935 and $0 for the years ended December 31, 2019 and 2018, respectively. Net cash used in December 31, 2019, was attributable to the acquisition of our operating subsidiary and affiliated entities on August 29, 2019.

Net cash provided by financing activities was $352,448 and $135,360 for fiscal years ended December 31, 2019 and 2018, respectively, representing an increase of $217,088 or 160.38%. The increase in net cash provided by financing activities was primarily attributable to advances from officers for working capital purpose and cash proceeds from sale of common stock.

Working Capital:

As of December 31, 2019 and 2018, we had cash and cash equivalent of $395 and $13, respectively. As of December 31, 2019, we have incurred accumulated operating losses of $4,806,088 since inception. As of December 31, 2019 and 2018, we had working capital deficits of $3,088,770 and $171,813, respectively.

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

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

Off-balance Sheet Arrangements

As of January 31, 2019 and 2018, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The audited financial statements of the Company for the fiscal years ended December 31, 2019, and 2018, and the notes thereto are set forth on page F-1 through F-10 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

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

On February 10, 2019, the Board approved and ratified the engagement of KCCW as its new independent registered public accounting firm. On April 9, 2019, the Company entered into an engagement with KCCW Accountancy Corp (“KCCW”) to retain KCCW as the Company’s independent public accounting firm.

From May 28, 2018 when FRUCI was engaged, through FRUCI’s resignation on January 15, 2019, neither the Company nor anyone acting on its behalf consulted KCCW regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and KCCW did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement with FRUCI on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of FRUCI, would have caused FRUCI to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company’s disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

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

To remediate the material weaknesses identified in internal control over financial reporting, the Company intends to: (i) hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and (ii) provide ongoing training courses in U.S. GAAP to existing personnel, as sufficient capital permits. The Company will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our director and executive officers as of January 31, 2019 were as follows:

Name	Age	Position
Na Jin	38	CEO, CFO, Secretary and director
Dongzhi Zhang	59	Chairman of the Board
Jiannan Wu	58	General Manager, director
Weixia Hu	50	Chinese Region Chief Representative

Ms. Jin, age 38, has been serving as our Director, CEO, CFO and Secretary since December 2016. Currently, she also serves as the Legal Representative for Changzhou Biekaishengmian E-commerce Co., Ltd. From March 2010 to September 2014, she served as Marketing Director for Hunan Resgreen Ecological Textile Inc. and was responsible for marketing operations. From September 2014 to February 2015 she worked as General Commander of Education Department for Beijing Zhangxin Communication Technology Co., Ltd. where she was responsible for training marketing teams. From February 2015 to May 2016, Ms. Jin served as Marketing Director for Shandong Weikang Biotechnology Co., Ltd. where she was responsible for marketing operations. She received her High School Diploma from Henan Runan County High School.

Mr. Dongzhi Zhang, age 59, has been serving as our Chairman since December 2018 and the Chairman of Jialijia Group Co., Ltd, a limited liability company incorporated under the laws of the PRC, since 2010. Over the years, Mr. Dongzhi Zhang has devoted himself to enterprise management and has abundant corporate management experience. From January 2007 to July 2012, Mr. Wang served as the Senior Manager of Crowe CPA Group. From 2002 to 2010, he served as a General Manager of Beijing Jianghong Investment Co., Ltd. From 1997 to 2001, Mr. Zhang served as a General Manager of Jiangsu Changzhou Nanyuan Trading Company. From 1979 to 1996, Mr. Zhang served as a Chairman of Jiangsu Changzhou Wujin Tangyangjiu Company. He received his Associate Degree from Jiangsu Changzhou Commercial Bureau Internal College in 1981.

Mr. Jiannan Wu, age 58, has been serving as our General Manager and Director since December 2018 and has been serving as a Director of Guangdong Provincial Health Care Association since March 2013. Since May 2014, Mr. Xu has been serving as the Chairman of Shenzhen Xiude Medical Nursing Group. Since December 2015, he has been serving as the Honorary President of Meizhou Surname Culture Research Association of Guangdong Province. Since 2017, he has been serving as the Executive Director of Smart Medical Research Center of the World City Smart Engineering Technology (Beijing) Research Institute. Since December 2017, he has been serving as the President of Shenzhen Expert Federation. Since 2018, he has been serving as the Chairman of the Shenzhen Science and Technology Economic Promotion Association, Qianhai Division. Mr. Wu received his Bachelor in Applied Chemical Technology from Zhengzhou Institute of Technology in July 2002. He received his Master’s Degree in Business Administration from United University of Hong Kong in 2007.

Ms. Weixia Hu, age 50, has been serving as our Chinese Region Chief Representative since December 2018 and has been serving as the legal representative, Chairman of the Board of Supervisors, Marketing Director and Sales Representative of Zhongyun Management and Management Partnership (Limited Partnership) from 2018 until the present. From 2007 to 2012, Mr. Zhou founded Laoxiangzhang Food Chain Co., Ltd. and served as its General Manager. From 2007 to 2010, she served as a Marketing Director for Amway (China) Daily Necessities Co., Ltd. From 2004 to 2006, she served as a General Manager of Wuhan Xinyida Company. From 1994 to 2003, she served as a sales member for Shiyan Dongfeng Motor Company. Ms. Hu received her specialist degree from Dongfeng Motor Vehicle College.

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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We do not believe it is necessary for our Board to appoint such committees because the volume of matters that come before our Board for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2019, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

Item 11. Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officer. The Company’s officers and directors have not received any cash or other compensation since they became the Company’s officers and directors. No compensation of any nature has been paid for on account of services rendered by our directors in such capacity.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2021, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Jialijia Group Corporation Limited, Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
NA Jin (2)	50,000	7.72%
Dongzhi Zhang	-	-
Jiannan Wu	-	-
Weixia Hu	-	-

All executive officers and directors as a Group (4 persons)	350,000	54.04%

5% or Greater Stockholders:
JLJ Group Corporation Limited (2)	300,000	46.32%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 9, 2021. Applicable percentage ownership is based on 647,705 shares of common stock outstanding as of April 9, 2021, and any shares that such person or persons has the right to acquire within 60 days of April 9, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Na Jin is the interim CEO and CFO of JLJ Group Corporation Limited and, in that capacity, has the authority to direct voting and investment decisions with regard to its common stock.

There are no current arrangements known to the company, the operation of which may, at a subsequent date, result in a further change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

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

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president and of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	December 31,	December 31,
	2019	2018

Shenzhen Wenchuan Gas Co., Ltd.	$2,446,750	$-
Dongzhi Zhang	414,714	189,115
Rucheng County Minhang Special Gas Co., Ltd.	49,804	-
Na Jin	100,376	88,546
Jiannan Wu	16,089	-
	$3,027,733	$277,661

Due to related parties were non-trade balances advanced from its related parties for the Company’s purchase of equipment and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

We have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.” We will review the independence standard established by the OTC Markets Group in the future. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would not be considered independent directors.

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

The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by WWC, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2019	December 31, 2018

Audit fees	$40,000	$20,300
Audit related fees	11,800	6,000
Tax fees	-	-
All other fees	-	-
Total	$51,800	$26,300

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate*
4.2	Description of Securities*
16.1	Letter from Fruci & Associates II, PLLC dated January 17, 2019 (3)
24	Power of Attorney*
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

(1)	Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 3, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018.
(3)	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2021	Jialijia Group Corporation Limited.

	By:	/s/ Na Jin
	Name:	Na Jin
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Na Jin	Director, Chief Executive Officer and Chief Financial Officer	April 26, 2021
Na Jin	(Principal Executive Officer)

/s/ Dongzhi Zhang	Chairman of the Board	April 26, 2021
Dongzhi Zhang

/s/ Jiannan Wu	Director	April 26, 2021
Jiannan Wu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jialijia Group Corporation Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jialijia Group Corporation Limited (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Jialijia Group Corporation Limited will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has had accumulated deficit and is in need of additional capital to sustain its operations until it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

April 23, 2021

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

Assets

Current Assets
Cash and cash equivalents	$395	$13
Advance to suppliers, net	-	93,079
Prepaid expenses and other current assets	2,873	12,756
Total Current Assets	3,268	105,848

Property, plant, and equipment, net	-	-

Total Assets	$3,268	$105,848

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$61,818	$-
Due to related parties	3,027,733	277,661
Other current liabilities	2,487	-
Total Current Liabilities	3,092,038	277,661

Total Liabilities	3,092,038	277,661

Commitments and contingencies

Equity (Deficit)
Common stock, $.001 par value, 1,000,000,000 shares authorized, 635,296 and 364,250 shares issued and outstanding at December 31, 2019 and 2018, respectively	635	364
Additional paid-in capital	2,602,099	38,691
Subscriptions receivable	(7,821)	-
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,806,088)	(90,824)
Accumulated other comprehensive income (loss)	19,615	(44)
Total stockholders’ deficit	(2,311,560)	(171,813)
Noncontrolling interests	(777,210)	-
Total Deficit	(3,088,770)	(171,813)

Total Liabilities and Deficit	$3,268	$105,848

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2019	2018

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	603,336	29,268
Goodwill impairment	3,962,424	-
Fixed assets impairment	341,797	-
Total operating expense	4,907,557	29,268

Loss from operations before income taxes	(4,907,557)	(29,268)
Provision for income tax	-	-
Net loss	(4,907,557)	(29,268)
Net loss attributable to noncontrolling interest	(192,293)	-
Net loss attributable to the Jialijia Group Corporation Ltd.	(4,715,264)	(29,268)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	28,502	(44)
Comprehensive loss	(4,879,055)	(29,312)
Comprehensive loss attributable to noncontrolling interest	(183,450)	-
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(4,695,605)	$(29,312)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(10.13)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	484,233	364,250

The accompanying notes are an integral part of these consolidated financial statement.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Income (Loss)	interest	Deficit
Balance at December 31, 2017	364,250	$364	$38,691	$-	$(120,000)	$(61,556)	$-	$-	$(142,501)
Foreign currency translation	-	-	-	-	-	-	(44)	-	(44)
Net loss	-	-	-	-	-	(29,268)	-	-	(29,268)
Balance at December 31, 2018	364,250	364	38,691	-	(120,000)	(90,824)	(44)	-	(171,813)
Effect of restructuring	-	-	2,431,000	-	-	-	-	(593,760)	1,837,240
Sale of common stock	271,046	271	132,408	(7,821)	-	-	-	-	124,858
Foreign currency translation	-	-	-	-	-	-	19,659	8,843	28,502
Net loss	-	-	-	-	-	(4,715,264)	-	(192,293)	(4,907,557)
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)

The accompanying notes are an integral part of these consolidated financial statement.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,907,557)	$(29,268)
Depreciation	148,290	-
Fixed assets impairment	341,797	-
Goodwill impairment	3,962,424	-
Bad debt	193,969	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Advance to supplier	-	(93,079)
Prepaid expenses and other current assets	12,748	(12,756)
Accrued expenses and other liabilities	32,241	(200)
Net cash used in operating activities	(216,088)	(135,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary equity interest, net of cash acquired	(135,935)	-
Net cash used in investing activities	(135,935)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	231,058	128,005
Capital contribution	-	7,355
Cash proceeds from issuing new shares	121,390	-
Net cash provided by financing activities	352,448	135,360

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(43)	(44)

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS	382	13

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	13	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$395	$13

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statement.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

Jialijia Group Corporation Limited (the “Company”), formerly known as Rizzen, Inc., was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015.

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun”), a company incorporated under the laws of Hong Kong, and Na Jin, the sole shareholder of Huazhongyun (the “Shareholder”) and the Chief Executive Officer of the Company. Huazhongyun owns 300,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, at the time of execution of the Exchange Agreement. The Shareholder owns an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constitute all of the issued and outstanding shares of Huazhongyun.

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

On January 7, 2019, Jialijia (Changzhou) entered into an equity transfer agreement (the “Equity Transfer”) with Mr. Jiannan Wu, the shareholder who owned 94.77% of Rucheng Wenchuan’s outstanding shares. Pursuant to the Equity Transfer, Mr. Jiannan Wu agreed to transfer 70% of his ownership of Rucheng Wenchuan to Jialijia (Changzhou), in exchange of RMB 1,000,000 and 143,000 common shares of the Company owned by Huazhongyun. Immediately after the equity transfer agreement, Jialijia (Changzhou) owns 70% of the ownership and becomes the controlling shareholder of Rucheng Wenchuan. Both Huazhongyun and Jialijia (Changzhou) are holding companies and have not carried out substantive business operations of their own. Rucheng Wenchuan is primarily engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC.

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

The acquisition of Huazhongyun and WFOE is treated as a reverse merger (the “Reverse Merger”) for accounting purposes. As a result of the consummation of the Reverse Merger on August 29, 2019, the Company, through its subsidiaries, is engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC. The Company has not commenced its gas production or generated any revenues.

Note 2. Basis of Presentation

The consolidated balance sheets as of December 31, 2019 and December 31, 2018 and the consolidated statements of income and comprehensive income for the years ended December 31, 2019 and 2018 combine the historical consolidated statements of balance sheets and income and comprehensive income of the Company, Huazhongyun, Jialijia (Changzhou), and have been prepared as if the Reverse Merger had closed on January 1, 2018. Both the Company, and Huazhongyun and WFOE are under common control.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information was prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

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

Note 3. Purchase Price

In connection with the acquisition of Rucheng Wenchuan, Jialijia (Changzhou) entered into an equity transfer agreement (the “Equity Transfer”) with Mr. Jiannan Wu, the shareholder who owned 94.77% of Rucheng Wenchuan’s outstanding shares on January 7, 2019. Pursuant to the Equity Transfer, Mr. Jiannan Wu agreed to transfer 70% of his ownership of Rucheng Wenchuan to Jialijia (Changzhou), in exchange of RMB 1,000,000, approximately $145,983, and 143,000 common shares of the Company owned by Huazhongyun. Immediately after the equity transfer agreement, Jialijia (Changzhou) owns 70% of the ownership and becomes the controlling shareholder of Rucheng Wenchuan.

Goodwill as a result of the acquisition of Rucheng Wenchuan is calculated as follows:

Purchase consideration:
Cash and cash equivalents	$145,983
Common stock (1)	2,431,000
Total consideration	2,576,983
Estimated Fair Value of Assets Acquired:
Cash and cash equivalents	$8,822
Advance to supplier	101,811
Other current assets	2,909
Property and equipment	492,413
Total assets acquired	605,955
Estimated Fair Value of Liabilities Assumed:
Due to related parties	2,552,596
Accrued expenses and other current liabilities	32,560
Total liabilities assumed	2,585,156
Total net assets	(1,979,201)
Noncontrolling interests	(593,760)
Total net assets acquired	(1,385,441)
Goodwill as a result of the acquisition	$3,962,424

(1)	143,000 shares of the Company’s common stock to be issued to Mr. Jiannan Wu in connection with the Equity Transfer. Those shares were valued at $17 per share, the closing share price of the Company on January 7, 2019.

During the year ended December 31, 2019, the Company has recorded goodwill impairment in full amount.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the year ended December 31, 2019, the Company had a net loss of $4,907,557. Additionally, the Company had an accumulated deficit of $4,806,088 and working capital deficit of $3,088,770 as of December 31, 2019, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, the Company has reserved allowance for advances to suppliers in full amount as of December 31, 2019.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. Management reassessed and recorded impairment loss of $341,797 and $0 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2019, the goodwill, in amount of $3,962,424, as a result of the acquisition of Rucheng Wenchuan (see Note 3), was fully recognized as impairment.

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s disclosures.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Advance to Suppliers

The Company had advance to suppliers of $100,549 and $93,079 as of December 31, 2019 and 2018, respectively. Advance to suppliers was made related to the purchase of equipment. Based on management’s evaluation, the Company has reserved allowance for advances to suppliers in the amount of $100,549 and $0 as of December 31, 2019 and 2018, respectively.

Note 7. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	December 31, 2019	December 31, 2018

Machinery and equipment	$1,583,716	$-
Buildings	31,494	-
	1,615,210	-
Less: Accumulated depreciation	(1,175,920)	-
Less: Accumulated impairment	(439,290)	-
Property, plant, and equipment, net	$-	$-

Depreciation expense for the year ended December 31, 2019 and 2018 were $148,290 and $0, respectively.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2019	2018
Accrued local taxes	$41,646	$-
Accrued professional fees	20,000	-
Other	172	-
	$61,818	$-

Note 9. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the years ended December 31, 2019 and 2018. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the years ended December 31, 2019 and 2018.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for income tax expense (benefit) consists of the following:

For the Years ended December 31,
	2019	2018
Current
USA	$-	$-
China	-	-

Deferred
USA	-	-
China	-	-

Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years ended December 31,
	2019	2018
U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.0%	21.0%
PRC statutory tax benefit	(25.0)%	(25.0)%
Net permanent differences	25.0%	25.0%
Effective income tax rate	0.0%	0.0%

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

As of December 31, 2019 and 2018, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 10. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to related parties:

	December 31,	December 31,
	2019	2018

Shenzhen Wenchuan Gas Co., Ltd.	$2,446,750	$-
Dongzhi Zhang	414,714	189,115
Rucheng County Minhang Special Gas Co., Ltd.	49,804	-
Na Jin	100,376	88,546
Jiannan Wu	16,089	-
	$3,027,733	$277,661

Due to related parties were advances from its related parties for the Company’s purchase of equipment and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

Note 11. Equity

The Company has authorized 1,000,000,000 shares of Common Stock at par value of $0.001.

On May 28, 2020, by unanimous written consent in lieu of a meeting, the Board adopted resolutions authorizing a one (1)-for-twenty (20) reverse stock split and on June 24, 2020 filed Articles of Amendment to effect the reverse stock split with the Secretary of State of the State of Nevada. The reverse stock split becomes effective on June 19, 2020. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

As of December 31, 2019 and 2018, the Company had 635,296 and 364,250 shares of common stock, issued and outstanding, respectively.

On May 15, 2019, the Company issued 40,855 shares of its common stock at a price per share of $0.4 to nine (9) subscribers. From July 22, 2019 to July 29, 2019, the Company revised the subscription agreements with the 9 subscribers, which cancelled 739 shares and issued additional 17,321 shares to the 9 subscribers. In addition, the Company revised the issuance price to $0.6 per share.

In July, 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with each of fifty-four (54) investors (the “Investors”) who purchased an aggregate of 150,574 shares of the Company’s common stock at a price of $0.6 per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement.

In addition, on July 24, 2019, Ms. Na Jin, the Chief Executive Officer of the Company, purchased 50,000 shares of the Company’s common stock at a price of $0.2 per share.

During the year ended December 31, 2019, the Company entered into stock subscription agreements with 26 individuals, pursuant to which the Company agreed to issue an aggregate of 13,035 shares of the Company’s common stock for the purchase price of $0.6 per share. These shares were issued on November 24, 2019 and recorded as subscriptions receivable as of December 31, 2019.

As of December 31, 2019, Huazhongyun owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

Note 12. Subsequent Events

On August 7, 2020, Jialijia Jixiang Investment (Changzhou) Co., Ltd. changed its name to Dajiwanqi Holding (Changzhou) Co., Ltd.

On June 30, 2020, the Company entered into stock subscription agreements with 7 individuals, pursuant to which the Company agreed to issue an aggregate of 12,410 shares of the Company’s common stock for the purchase price of $0.6 per share. These shares were issued on June 30, 2020.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”