Form 10-Q
period 2020-03-31
Jialijia Group Corp Ltd
filed 2021-07-12
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 333-209900

JIALIJIA GROUP CORPORATION LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2544765
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 402, Unit B, Building 5,Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China
(Address of principal executive offices)	(Zip Code)

+86 (519) 8980-1180
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☒ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

647,705 shares of common stock issued and outstanding as of July 12, 2021.

TABLE OF CONTENTS.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2020.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,733	$395
Advance to suppliers, net	-	-
Prepaid expenses and other current assets	2,817	2,873
Total Current Assets	4,550	3,268

Property, plant, and equipment, net	-	-

Total Assets	$4,550	$3,268

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$68,418	$61,818
Due to related parties	2,980,068	3,027,733
Other current liabilities	2,437	2,487
Total Current Liabilities	3,050,923	3,092,038

Total Liabilities	3,050,923	3,092,038

Equity (Deficit)
Common stock, $.001 par value, 1,000,000,000 shares authorized, 635,296 shares issued and outstanding as of March 31, 2020 and December 31, 2019	635	635
Additional paid-in capital	2,602,099	2,602,099
Subscription receivable	(7,821)	(7,821)
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,818,505)	(4,806,088)
Accumulated other comprehensive income	60,141	19,615
Total Stockholders’ Deficit	(2,283,451)	(2,311,560)
Noncontrolling interests	(762,922)	(777,210)
Total Deficit	(3,046,373)	(3,088,770)
Total Liabilities and Deficit	$4,550	$3,268

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	13,119	81,809
Goodwill impairment	-	3,962,424
Total operating expense	13,119	4,044,233
Loss from operations before income taxes	(13,119)	(4,044,233)
Provision for income tax	-	-
Net loss	(13,119)	(4,044,233)
Net loss attributable to noncontrolling interest	(702)	(18,243)
Net loss attributable to the Jialijia Group Corporation Ltd.	(12,417)	(4,025,990)

Net loss	(13,119)	(4,044,233)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	55,516	(50,757)
Comprehensive income (loss)	42,397	(4,094,990)
Comprehensive income (loss) attributable to noncontrolling interest	14,288	(32,610)
Comprehensive income (loss) attributable to Jialijia Group Corporation Ltd.	$28,109	$(4,062,380)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.02)	$(11.10)

Weighted average shares outstanding:
Basic and diluted	635,296	364,250

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Income (Loss)	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Foreign currency translation	-	-	-	-	-	-	40,526	14,990	55,516
Net loss	-	-	-	-	-	(12,417)	-	(702)	(13,119)
Balance at March 31, 2020	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,818,505)	$60,141	$(762,922)	$(3,046,373)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Income (Loss)	interest	Deficit
Balance at December 31, 2018	364,250	$364	$38,691	$-	$(120,000)	$(90,824)	$(44)	$-	$(171,813)
Effect of restructuring	-	-	2,431,000	-	-	-	-	(593,760)	1,837,240
Foreign currency translation	-	-	-	-	-	-	(36,390)	(14,367)	(50,757)
Net loss	-	-	-	-	-	(4,025,990)	-	(18,243)	(4,044,233)
Balance at March 31, 2019	364,250	$364	$2,469,691	$-	$(120,000)	$(4,116,814)	$(36,434)	$(626,370)	$(2,429,563)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,119)	$(4,044,233)
Depreciation	-	38,517
Goodwill impairment	-	3,962,424
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	-	3,000
Accrued expenses and other payable	9,775	2,787
Net cash used in operating activities	(3,344)	(37,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary equity interest, net of cash acquired	-	(141,578)
Net cash used in investing activities	-	(141,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	4,712	179,179
Net cash provided by financing activities	4,712	179,179

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(30)	300

NET INCREASE IN CASH & CASH EQUIVALENTS	1,338	396
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	395	13
CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,733	$409

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

The acquisition of Huazhongyun and WFOE was treated as a reverse merger (the “Reverse Merger”) for accounting purposes. As a result of the consummation of the Reverse Merger on August 29, 2019, the Company, through its subsidiaries, entered into the business of producing and selling gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC. The Company has not commenced its gas production or generated any revenues.

Note 2. Basis of Presentation

The consolidated balance sheets as of March 31, 2020 and December 31, 2019 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 combine the historical consolidated statements of balance sheets and income and comprehensive loss of the Company, Huazhongyun, Jialijia (Changzhou), and have been prepared as if the Reverse Merger had closed on January 1, 2019. Both the Company, and Huazhongyun and WFOE are under common control.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on April 26, 2021.

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

During the three months ended March 31, 2019, the Company has recorded goodwill impairment in full amount.

Note 4. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the three months ended March 31, 2020, the Company had a net loss of $13,119. Additionally, the Company had an accumulated deficit of $4,818,505 and working capital deficit of $3,046,373 as of March 31, 2020, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, the Company has reserved allowance for advances to suppliers in the amount of $100,549 as of December 31, 2019 and write off the balance in full amount as of March 31, 2020.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the period of disposal. All ordinary repair and maintenance costs are expensed as incurred.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the three months ended March 31, 2020 and 2019, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three months ended March 31, 2019, the goodwill, in amount of $3,962,424, as a result of the acquisition of Rucheng Wenchuan (see Note 3), was fully recognized as impairment.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on its consolidated financial statements.

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Machinery and equipment	$1,553,196	$1,583,716
Buildings	30,887	31,494
	1,584,083	1,615,210
Less: Accumulated depreciation	(1,153,258)	(1,175,920)
Less: Accumulated impairment	(430,825)	(439,290)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2020 and 2019 were $0 and $38,517, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accrued local taxes	$43,128	$41,646
Accrued professional fees	25,290	20,000
Other	-	172
	$68,418	$61,818

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three months ended March 31, 2020 and 2019. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in December 31, 2019, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the three months ended March 31, 2020 and 2019.

Provision for income tax expense (benefit) consists of the following:

For the Three Months Ended March 31,
	2020	2019
Current
USA	$-	$-
China	-	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2020	2019
U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.0%	21.0%
PRC statutory tax benefit	(25.0)%	(25.0)%
Net permanent differences	25.0%	25.0%
Effective income tax rate	0.0%	0.0%

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

As of March 31, 2020 and December 31, 2019, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	March 31,	December 31,
	2020	2019
Shenzhen Wenchuan Gas Co., Ltd.	$2,399,598	$2,446,750
Dongzhi Zhang	415,771	414,714
Rucheng County Minhang Special Gas Co., Ltd.	48,845	49,804
Na Jin	100,076	100,376
Jiannan Wu	15,778	16,089
	$2,980,068	$3,027,733

Due to related parties were advances from its related parties for the Company’s purchase of equipment and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

Note 10. Equity

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

As of March 31, 2020 and December 31, 2019, the Company had 635,296 and 635,296 shares of common stock, issued and outstanding, respectively.

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

During the year ended December 31, 2019, the Company entered into stock subscription agreements with 26 individuals, pursuant to which the Company agreed to issue an aggregate of 13,035 shares of the Company’s common stock for the purchase price of $0.6 per share. These shares were issued on November 24, 2019 and recorded as subscriptions receivable as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, Huazhongyun owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

Note 11. Subsequent Events

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

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

We are in active discussions with an operating business affiliated with our executive officers regarding potential acquisition. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

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

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations.

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2020, the Company had working capital deficit of $3,046,373 and has incurred losses since its inception resulting in an accumulated deficit of $4,818,505. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table provides selected financial data about our company as of March 31, 2020 and 2019.

Results of Operations for the

	For the Three Months Ended March 31,
	2020	2019
Net Revenue	$–	$–
Total Operating Expenses	13,119	4,044,233
Net Loss	$13,119	$4,044,233

Revenues

The Company did not commence operations and did not generate any revenues for the three months ended March 31, 2020 and 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 and 2019, were $13,119 and $4,044,233, respectively. Operating expenses for the three months ended March 31, 2020, consisted solely of general and administrative expenses of $13,119. Operating expenses for the three months ended March 31, 2019, consisted primarily of goodwill impairment of $3,962,424 arising from the acquisition of Rucheng Wenchuan, general and administrative expenses of $81,809.

Net Loss

As a result of the above factors, the Company incurred a net loss of $13,119 and $4,044,233 for the three months ended March 31, 2020 and 2019, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $55,516 in foreign currency translation gain during the three months ended March 31, 2020 as compared to $50,757 in foreign currency translation loss during the three months ended March 31, 2019, reflecting a change of $106,273. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(3,344)	$(37,505)
Net cash used in investing activities	-	(141,578)
Net cash provided by financing activities	4,712	179,179
Net increase in cash and cash equivalents	$1,338	$396

Net cash used in operating activities was $3,344 for the three months ended March 31, 2020, compared to that of $37,505 for the three months ended March 31, 2019. The decrease of $34,161 or 91.08% of net cash used in operating activities was primarily due to the decrease in net loss and non-cash items including depreciation and goodwill impairment during the three months ended March 31, 2020.

Net cash used in investing activities was $0 and $141,578 for the three months ended March 31, 2020 and 2019, respectively. Net cash used during the three months ended March 31, 2019, was attributable to the acquisition of our subsidiary.

Net cash provided by financing activities was $4,712 and $179,179 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $174,467 or 97.37%. The decrease in net cash provided by financing activities was primarily attributable to the decrease in advances from officers for working capital purpose.

Working Capital:

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalent of $1,733 and $395, respectively. As of March 31, 2020, we have incurred accumulated operating losses of $4,818,505 since inception. As of March 31, 2020 and December 31, 2019, we had working capital deficits of $3,046,373 and $3,088,770, respectively.

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

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2020 and 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2020 and December 31, 2019.

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

Off-balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, there were no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

●	Because of the company’s limited resources, there are limited controls over information processing.

●	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of two persons, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

●	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (3)
4.2	Description of Securities (3)
21	Subsidiaries*
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

(1)	Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 3, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018.
(3)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jialijia Group Corporation Limited
(Registrant)

Dated: July 12, 2021	/s/ Na Jin
Na JIn
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)