Form 10-Q
period 2020-06-30
Jialijia Group Corp Ltd
filed 2021-08-02
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☒ YES   ☐ NO

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 2, 2021, was 647,705.

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

ii

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$151	$395
Advance to suppliers, net	-	-
Prepaid expenses and other current assets	2,717	2,873
Total Current Assets	2,868	3,268

Property, plant, and equipment, net	-	-

Total Assets	$2,868	$3,268

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$78,576	$61,818
Due to related parties	2,996,575	3,027,733
Other current liabilities	2,449	2,487
Total Current Liabilities	3,077,600	3,092,038

Total Liabilities	3,077,600	3,092,038

Equity (Deficit)
Common stock, $.001 par value, 1,000,000,000 shares authorized, 647,705 and 635,296 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	647	635
Additional paid in capital	2,609,532	2,602,099
Subscription receivable	-	(7,821)
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,847,980)	(4,806,088)
Accumulated other comprehensive income	50,355	19,615
Total Stockholders’ Deficit	(2,307,446)	(2,311,560)
Noncontrolling interests	(767,286)	(777,210)
Total Deficit	(3,074,732)	(3,088,770)
Total Liabilities and Deficit	$2,868	$3,268

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	30,220	103,606	43,339	185,415
Goodwill impairment	-	-	-	3,962,424
Total operating expense	30,220	103,606	43,339	4,147,839
Loss from operations	(30,220)	(103,606)	(43,339)	(4,147,839)
Provision for income tax	-	-	-	-
Net loss	(30,220)	(103,606)	(43,339)	(4,147,839)
Net loss attributable to noncontrolling interest	(745)	(17,868)	(1,447)	(36,111)
Net loss attributable to the Jialijia Group Corporation Ltd.	(29,475)	(85,738)	(41,892)	(4,111,728)

Net loss	(30,220)	(103,606)	(43,339)	(4,147,839)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(13,405)	50,300	42,111	(457)
Comprehensive loss	(43,625)	(53,306)	(1,228)	(4,148,296)
Comprehensive income (loss) attributable to noncontrolling interest	(4,364)	(3,984)	9,924	(36,594)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(39,261)	$(49,322)	$(11,152)	$(4,111,702)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.05)	$(0.27)	$(0.07)	$(11.07)

Weighted average shares outstanding:
Basic and diluted	635,432	385,351	635,364	374,859

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Foreign currency translation	-	-	-	-	-		40,526	14,990	55,516
Net loss	-	-	-	-	-	(12,417)		(702)	(13,119)
Balance at March 31, 2020	635,296	635	2,602,099	(7,821)	(120,000)	(4,818,505)	60,141	(762,922)	(3,046,373)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(9,786)	(3,619)	(13,405)
Net loss	-	-	-	-	-	(29,475)	-	(745)	(30,220)
Balance at June 30, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,847,980)	$50,355	$(767,286)	$(3,074,732)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2018	364,250	$364	$38,691	$-	$(120,000)	$(90,824)	$(44)	$-	$(171,813)
Effect of restructuring			2,431,000					(593,760)	1,837,240
Foreign currency translation	-	-	-	-	-	-	(36,390)	(14,367)	(50,757)
Net loss	-	-	-	-	-	(4,025,990)	-	(18,243)	(4,044,233)
Balance at March 31, 2019	364,250	364	2,469,691	0	(120,000)	(4,116,814)	(36,434)	(626,370)	(2,429,563)
Issuance of shares	40,855	41	24,472	(24,513)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	36,416	13,884	50,300
Net loss	-	-	-	-	-	(85,738)	-	(17,868)	(103,606)
Balance at June 30, 2019	405,105	$405	$2,494,163	$(24,513)	$(120,000)	$(4,202,552)	$(18)	$(630,354)	$(2,482,869)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,339)	$(4,147,839)
Depreciation	-	76,029
Goodwill impairment	-	3,962,424
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	114	6,891
Accrued expenses and other payable	19,155	23,542
Net cash used in operating activities	(24,070)	(78,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary equity interest, net of cash acquired	-	(139,613)
Net cash used in investing activities	-	(139,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	8,563	218,485
Capital contribution	15,266	-
Net cash provided by financing activities	23,829	218,485

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(3)	180

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(244)	99

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	395	13
CASH & CASH EQUIVALENTS, ENDING BALANCE	$151	$112

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Jialijia Jixiang Investment (Changzhou) Co., Ltd, (“Jialijia (Changzhou)”) is a company incorporated under the laws of the PRC on June 13, 2017. Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China. Rucheng Wenchuan Gas Co., Ltd. (“Rucheng Wenchuan”) was incorporated under the laws of the People’s Republic of China (the “PRC”) on March 30, 2006.

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

Note 2. Basis of Presentation

The consolidated balance sheets as of June 30, 2020 and December 31, 2019 and the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 combine the historical consolidated statements of balance sheets and income and comprehensive loss of the Company, Huazhongyun, Jialijia (Changzhou), and have been prepared as if the Reverse Merger had closed on January 1, 2019. Both the Company, and Huazhongyun and WFOE are under common control.

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

During the three and six months ended June 30, 2019, the Company has recorded goodwill impairment in full amount.

Note 4. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the six months ended June 30, 2020, the Company had a net loss of $43,339. Additionally, the Company had an accumulated deficit of $4,847,980 and working capital deficit of $3,074,732 as of June 30, 2020, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, the Company has reserved allowance for advances to suppliers in the amount of $100,549 as of December 31, 2019 and write off the balance in full amount as of June 30, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the three and six months ended June 30, 2020 and 2019, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and six months ended June 30, 2019, the goodwill, in amount of $0 and $3,962,424, as a result of the acquisition of Rucheng Wenchuan (see Note 3), was recognized as impairment, respectively.

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

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Machinery and equipment	$1,560,560	$1,583,716
Buildings	31,034	31,494
	1,591,594	1,615,210
Less: Accumulated depreciation	(1,158,726)	(1,175,920)
Less: Accumulated impairment	(432,868)	(439,290)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2020 and 2019 were $0 and $37,512, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 were $0 and $76,029, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accrued local taxes	$45,723	$41,646
Accrued professional fees	32,853	20,000
Other	-	172
	$78,576	$61,818

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the six months ended June 30, 2020 and 2019. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the six months ended June 30, 2020 and 2019.

Provision for income tax expense (benefit) consists of the following:

For the Six Months Ended June 30,
	2020	2019
Current
USA	$-	$-
China	-	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2020	2019
U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.0%	21.0%
PRC statutory tax benefit	(25.0)%	(25.0)%
Change in deferred tax asset valuation allowance	25.0%	25.0%
Effective income tax rate	0.0%	0.0%

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

As of June 30, 2020 and December 31, 2019, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	June 30,	December 31,
	2020	2019
Shenzhen Wenchuan Gas Co., Ltd.	$2,410,976	$2,446,750
Dongzhi Zhang	421,676	414,714
Rucheng County Minhang Special Gas Co., Ltd.	49,076	49,804
Na Jin	98,994	100,376
Jiannan Wu	15,853	16,089
	$2,996,575	$3,027,733

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

During the year ended December 31, 2019, the Company entered into stock subscription agreements with 26 individuals, pursuant to which the Company agreed to issue an aggregate of 13,035 shares of the Company’s common stock for the purchase price of $0.6 per share. These shares were issued on November 24, 2019.

On June 30, 2020, the Company entered into stock subscription agreements with 7 individuals, pursuant to which the Company agreed to issue an aggregate of 12,409 shares of the Company’s common stock for the purchase price of $0.6 per share. These shares were issued on June 30, 2020.

As of June 30, 2020, Huazhongyun owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

As of June 30, 2020 and December 31, 2019, the Company had 647,705 and 635,296 shares of common stock, issued and outstanding, respectively.

Note 11. Subsequent Events

On August 7, 2020, Jialijia Jixiang Investment (Changzhou) Co., Ltd. changed its name to Dajiwanqi Holding (Changzhou) Co., Ltd.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2020, the Company had working capital deficit of $3,074,732 and has incurred losses since its inception resulting in an accumulated deficit of $4,847,980. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,
	2020	2019
Net Revenue	$–	$–
Total Operating Expenses	30,220	103,606
Net Loss	$30,220	$103,606

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
	2020	2019
Net Revenue	$–	$–
Total Operating Expenses	43,339	4,147,839
Net Loss	$43,339	$4,147,839

Revenues

The Company did not commence operations and did not generate any revenues for the three and six months ended June 30, 2020 and 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019, were $30,220 and $103,606, respectively. Operating expenses for the three months ended June 30, 2020 and 2019 consisted solely of general and administrative expenses of $30,220 and $103,606, respectively.

Operating expenses for the six months ended June 30, 2020 and 2019, were $43,339 and $4,147,839, respectively. Operating expenses for the six months ended June 30, 2020, consisted solely of general and administrative expenses of $43,339. Operating expenses for the six months ended June 30, 2019, consisted primarily of goodwill impairment of $3,962,424 arising from the acquisition of Rucheng Wenchuan, and general and administrative expenses of $185,415.

Net Loss

As a result of the above factors, the Company incurred a net loss of $30,220 and $103,606 for the three months ended June 30, 2020 and 2019, respectively. The Company incurred a net loss of $43,339 and $4,147,839 for the six months ended June 30, 2020 and 2019, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $13,405 in foreign currency translation loss during the three months ended June 30, 2020 as compared to $50,300 in foreign currency translation gain during the three months ended June 30, 2019, reflecting a change of $63,705. Such decrease in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

The Company had $42,111 in foreign currency translation gain during the six months ended June 30, 2020 as compared to $457 in foreign currency translation loss during the six months ended June 30, 2019, reflecting a change of $42,568. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(24,070)	$(78,953)
Net cash used in investing activities	-	(139,613)
Net cash provided by financing activities	23,829	218,485
Net increase (decrease) in cash and cash equivalents	$(244)	$99

Net cash used in operating activities was $24,070 for the six months ended June 30, 2020, compared to that of $78,953 for the six months ended June 30, 2019. The decrease of $54,883 or 69.5% of net cash used in operating activities was primarily due to the decrease in net loss during the six months ended June 30, 2020.

Net cash used in investing activities was $0 and $139,613 for the six months ended June 30, 2020 and 2019, respectively. Net cash used during the six months ended June 30, 2019, was attributable to the acquisition of our subsidiary.

Net cash provided by financing activities was $23,829 and $218,485 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $194,656 or 89.1%. The decrease in net cash provided by financing activities was primarily attributable to the decrease in advances from officers for working capital purpose.

Working Capital:

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalent of $151 and $395, respectively. As of June 30, 2020, we have incurred accumulated operating losses of $4,847,980 since inception. As of June 30, 2020 and December 31, 2019, we had working capital deficits of $3,074,732 and $3,088,770, respectively.

Going Concern

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

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2020 and 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2020 and December 31, 2019.

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

Off-balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, there were no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jialijia Group Corporation Limited
(Registrant)

Dated: August 2, 2021	/s/ Na Jin
Na JIn
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)