Form 10-Q
period 2020-09-30
Jialijia Group Corp Ltd
filed 2021-09-10
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 23, 2021, was 4,858,784.

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

ii

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$434	$395
Advance to suppliers, net	-	-
Prepaid expenses and other current assets	2,827	2,873
Total Current Assets	3,261	3,268

Property, plant, and equipment, net	-	-

Total Assets	$3,261	$3,268

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$94,140	$61,818
Due to related parties	3,108,118	3,027,733
Other current liabilities	2,549	2,487
Total Current Liabilities	3,204,807	3,092,038

Total Liabilities	3,204,807	3,092,038

Equity (Deficit)
Common stock, $.001 par value, 1,000,000,000 shares authorized, 647,705 and 635,296 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	647	635
Additional paid in capital	2,609,532	2,602,099
Subscription receivable	-	(7,821)
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,858,927)	(4,806,088)
Accumulated other comprehensive (loss) income	(33,815)	19,615
Total Stockholders’ Deficit	(2,402,563)	(2,311,560)
Noncontrolling interests	(798,983)	(777,210)
Total Deficit	(3,201,546)	(3,088,770)
Total Liabilities and Deficit	$3,261	$3,268

The accompanying notes are an integral part of these financial statements

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	11,501	90,717	54,840	276,132
Goodwill impairment	-	-	-	3,962,424
Total operating expense	11,501	90,717	54,840	4,238,556
Loss from operations	(11,501)	(90,717)	(54,840)	(4,238,556)
Provision for income tax	-		-	-
Net loss	(11,501)	(90,717)	(54,840)	(4,238,556)
Net loss attributable to noncontrolling interest	(554)	(11,589)	(2,001)	(47,700)
Net loss attributable to the Jialijia Group Corporation Ltd.	(10,947)	(79,128)	(52,839)	(4,190,856)

Net loss	(11,501)	(90,717)	(54,840)	(4,238,556)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(115,313)	88,801	(73,202)	88,345
Comprehensive loss	(126,814)	(1,916)	(128,042)	(4,150,211)
Comprehensive income (loss) attributable to noncontrolling interest	(31,697)	13,614	(21,773)	(22,979)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(95,117)	$(15,530)	$(106,269)	$(4,127,232)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.02)	$(0.16)	$(0.09)	$(9.66)

Weighted average shares outstanding:
Basic and diluted	647,705	562,760	639,507	438,816

The accompanying notes are an integral part of these financial statements

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Foreign currency translation	-	-	-	-	-		40,526	14,990	55,516
Net loss	-	-	-	-	-	(12,417)		(702)	(13,119)
Balance at March 31, 2020	635,296	635	2,602,099	(7,821)	(120,000)	(4,818,505)	60,141	(762,922)	(3,046,373)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(9,786)	(3,619)	(13,405)
Net loss	-	-	-	-	-	(29,475)	-	(745)	(30,220)
Balance at June 30, 2020	647,705	647	2,609,532	-	(120,000)	(4,847,980)	50,355	(767,286)	(3,074,732)
Foreign currency translation	-	-	-	-	-		(84,170)	(31,143)	(115,313)
Net loss	-	-	-	-	-	(10,947)		(554)	(11,501)
Balance at September 30, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,858,927)	$(33,815)	$(798,983)	$(3,201,546)

							Accumulated
			Additional				Other	Non-
	Common Stock		Paid-in	Subscriptions	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2018	364,250	$364	$38,691	$-	$(120,000)	$(90,824)	$(44)	$-	$(171,813)
Effect of restructuring			2,431,000					(593,760)	1,837,240
Foreign currency translation	-	-	-	-	-	-	(36,390)	(14,367)	(50,757)
Net loss	-	-	-	-	-	(4,025,990)	-	(18,243)	(4,044,233)
Balance at March 31, 2019	364,250	364	2,469,691	-	(120,000)	(4,116,814)	(36,434)	(626,370)	(2,429,563)
Issuance of shares	40,855	41	24,472	(24,513)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	36,416	13,884	50,300
Net loss	-	-	-	-	-	(85,738)	-	(17,868)	(103,606)
Balance at June 30, 2019	405,105	405	2,494,163	(24,513)	(120,000)	(4,202,552)	(18)	(630,354)	(2,482,869)
Capital contribution				24,513					24,513
Issuance of shares	217,156	217	100,128		-	-	-	-	100,345
Foreign currency translation	-	-	-	-	-		63,598	25,203	88,801
Net loss	-	-	-	-	-	(79,128)		(11,589)	(90,717)
Balance at September 30, 2019	622,261	$622	$2,594,291	$-	$(120,000)	$(4,281,680)	$63,580	$(616,740)	$(2,359,927)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,840)	$(4,238,556)
Depreciation	-	112,463
Goodwill impairment	-	3,962,424
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	114	14,020
Accrued expenses and other payable	27,997	7,541
Net cash used in operating activities	(26,729)	(142,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary equity interest, net of cash acquired	-	(131,083)
Net cash used in investing activities	-	(131,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	11,491	186,952
Capital contribution	15,266	124,027
Net cash provided by financing activities	26,757	310,979

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	11	746

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	39	38,534

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	395	13
CASH & CASH EQUIVALENTS, ENDING BALANCE	$434	$38,547
	-
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Jialijia Group Corporation Limited (the “Company”), formerly known as Rizzen, Inc., was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015.

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun”), a company incorporated under the laws of Hong Kong, and Na Jin, the sole shareholder of Huazhongyun (the “Shareholder”) and the Chief Executive Officer of the Company. Huazhongyun owned 300,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, at the time of execution of the Exchange Agreement. The Shareholder owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding shares of Huazhongyun.

Pursuant to the Exchange Agreement, among other matters, the Shareholder sold and transferred the Huazhongyun Shares in exchange for all of the Company Shares. As a result, the Shareholder directly owned the Company Shares, which represented approximately 82% of the issued and outstanding shares of the Company’s common stock at the time of execution of the Exchange Agreement and Huazhongyun became a wholly-owned subsidiary of the Company.

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

Pursuant to the Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred the Huazhongyun Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Huazhongyun Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Huazhongyun became a wholly-owned subsidiary of the Company and the Company owned 70% of the outstanding equity interest in Rucheng Wenchuan through Huazhongyun and WFOE.

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

On August 7, 2020, Jialijia Jixiang Investment (Changzhou) Co., Ltd. changed its name to Dajiwanqi Holding (Changzhou) Co., Ltd.

On August 28, 2020, Huazhongyun changed its name to Calico Darji Group Holdings Co., Limited.

Note 2. Basis of Presentation

The consolidated balance sheets as of September 30, 2020 and December 31, 2019 and the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 combine the historical consolidated statements of balance sheets and income and comprehensive loss of the Company, Huazhongyun, Jialijia (Changzhou), and have been prepared as if the Reverse Merger had closed on January 1, 2019. Both the Company, and Huazhongyun and WFOE are under common control.

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

Note 4. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the nine months ended September 30, 2020, the Company had a net loss of $54,840. Additionally, the Company had an accumulated deficit of $4,858,927 and working capital deficit of $3,201,546 as of September 30, 2020, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, the Company has reserved allowance for advances to suppliers in the amount of $100,549 as of December 31, 2019 and write off the balance in full amount as of September 30, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the three and nine months ended September 30, 2020 and 2019, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and nine months ended September 30, 2019, the goodwill, in amount of $0 and $3,962,424, as a result of the acquisition of Rucheng Wenchuan (see Note 3), was recognized as impairment, respectively.

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

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Machinery and equipment	$1,623,883	$1,583,716
Buildings	32,293	31,494
	1,656,176	1,615,210
Less: Accumulated depreciation	(1,205,744)	(1,175,920)
Less: Accumulated impairment	(450,432)	(439,290)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended September 30, 2020 and 2019 were $0 and $36,434, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 were $0 and $112,463, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accrued local taxes	$49,446	$41,646
Accrued professional fees	44,694	20,000
Other	-	172
	$94,140	$61,818

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the nine months ended September 30, 2020 and 2019. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020 and December 31, 2019, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	September 30,	December 31,
	2020	2019
Shenzhen Wenchuan Gas Co., Ltd.	$2,508,806	$2,446,750
Dongzhi Zhang	428,738	414,714
Rucheng County Minhang Special Gas Co., Ltd.	51,068	49,804
Na Jin	103,010	100,376
Jiannan Wu	16,496	16,089
	$3,108,118	$3,027,733

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

In July 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with each of fifty-four (54) investors (the “Investors”) who purchased an aggregate of 150,574 shares of the Company’s common stock at a price of $0.6 per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement.

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

As of September 30, 2020, Huazhongyun owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

As of September 30, 2020 and December 31, 2019, the Company had 647,705 and 635,296 shares of common stock, issued and outstanding, respectively.

Note 11. Subsequent Events

In April and May 2021, the Company entered into stock subscription agreements with 200 individuals, pursuant to which the Company agreed to issue an aggregate of 2,278,373 shares of the Company’s common stock for the purchase price of $0.04 per share. In addition, the Company entered into stock subscription agreements with 10 individuals, pursuant to which the Company agreed to issue an aggregate of 1,932,706 shares of the Company’s common stock for the purchase price of $0.03 per share, of which 1,847,656 shares were subscribed by Dongzhi Zhang, the Company’s Chairman of the Board. All of these shares were issued in July 2021.

On December 26, 2020, Calico Darji Group Holdings Co., Limited ("Calico Darji”, formerly Huazhongyun, see Note 1) entered into a share exchange agreement with Shenzhen Lintai Biotechnology Co., Limited (“Shenzhen Lintai”), a company incorporated under the laws of PRC; pursuant to which Calico Darji agreed to exchange 26% of the Company’s common stock held by Calico Darji for 100% of the equity interest of Shenzhen Lintai. This share exchange agreement has not been closed due to the required governmental procedures and documents necessary to consider the share exchange completed have not been completed and obtained by the Company.

On March 5, 2021, Calico Darji formed a wholly-owned subsidiary, Zhongtai Chunfeng Wanqi (Chengdu) Industrial Group Co., Limited, under the laws of the PRC.

On June 1, 2021, Calico Darji changed its name to Jialijia Zhongtai Chunfeng Group Co., Limited.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued and determined that no subsequent events require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Share Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun,” formerly known as “JLJ Group Corporation Limited”), a company formed under the laws of the Hong Kong Special Administrative Region, and Na Jin, the sole shareholder of Huazhongyun and the Chief Executive Officer and Chief Financial Officer of the Company. Na Jin, through Huazhongyun, owned 6,000,000 (or 300,000 post-reverse split) shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, par value $0.001 per share, as of the date of execution of the Share Exchange Agreement. Na Jin owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding ordinary shares of Huazhongyun. On the date of execution of the Share Exchange Agreement, Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China, which in turn held seventy percent (70%) of the outstanding equity interest in Rucheng Wenchuan Gas Co., Ltd. (the “Rucheng Wenchuan”), a company formed under the laws of China.

Pursuant to the Share Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred all of the Huazhongyun Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Huazhongyun Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Huazhongyun became a wholly-owned subsidiary of the Company, and the Company owned 70% of the outstanding equity interest in Rucheng Wenchuan through Huazhongyun and WFOE. On August 28, 2020, Huazhongyun changed its name to Calico Darji Group Holdings Co., Limited.

From July 22, 2019 to July 29, 2019, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with fifty-four (54) investors (the “Investors”) who reside outside the United States where the Investors purchased an aggregate of 3,011,483 (or 150,574 post-reverse split) shares of the Company’s common stock, par value $0.001 per share, at a price of $0.03 ($0.60 post-reverse split) per share. Pursuant to each of the Subscription Agreements, the Company issued its shares of common stock to each Investor in the respective amounts as set forth in the Subscription Agreement and received the funds in the corresponding amounts as set forth therein. In addition, on April 20, 2019, Ms. Na Jin, the Chief Executive Officer of the Company, entered into a Subscription Agreement to purchase 1,000,000 (50,000 post-reverse split) shares of the Company’s common stock at a price of $0.01 ($0.20 post-reverse split) per share, for a total purchase price of $10,000, which purchase was consummated on July 24, 2019.

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

On December 26, 2020, Calico Darji Group Holdings Co., Limited ("Calico Darji”, formerly Huazhongyun) entered into a share exchange agreement with Shenzhen Lintai Biotechnology Co., Limited (“Shenzhen Lintai”), a company incorporated under the laws of PRC; pursuant to which Calico Darji agreed to exchange 26% of the Company’s common stock held by Calico Darji for 100% of the equity interest of Shenzhen Lintai. This share exchange agreement has not closed due to the required governmental procedures and documents necessary to consider the share exchange completed have not been completed and obtained by the Company.

On March 5, 2021, Calico Darji formed a wholly-owned subsidiary, Zhongtai Chunfeng Wanqi (Chengdu) Industrial Group Co., Limited, under the laws of the PRC.

On June 1, 2021, Calico Darji changed its name to Jialijia Zhongtai Chunfeng Group Co., Limited.

On July 1, 2021, our Board of Directors approved the sale and issuance of an aggregate of: (i) 2,278,373 shares of our common stock at a per share price of $0.04 to approximately 200 non-US persons for aggregate gross proceeds of approximately $91,135; (ii) 1,932,706 shares of our common stock at a per share price of $0.03 to approximately 10 non-US persons for aggregate gross proceeds of approximately $57,981. The securities, aggregating 4,211,079 shares of Common Stock, were sold and issued in July 2021, 1,847,656 shares of which were subscribed by Dongzhi Zhang, the Company’s Chairman of the Board, at a price of $0.03 per share. The securities were sold pursuant to the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2020, the Company had working capital deficit of $3,201,546 and has incurred losses since its inception resulting in an accumulated deficit of $4,858,927. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019
Net Revenue	$–	$–
Total Operating Expenses	11,501	90,717
Net Loss	$11,501	$90,717

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
	2020	2019
Net Revenue	$–	$–
Total Operating Expenses	54,840	4,238,556
Net Loss	$54,840	$4,238,556

Revenues

The Company did not commence operations and did not generate any revenues for the three and nine months ended September 30, 2020 and 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 and 2019, were $11,501 and $90,717, respectively. Operating expenses for the three months ended September 30, 2020 and 2019 consisted solely of general and administrative expenses of $11,501 and $90,717, respectively.

Operating expenses for the nine months ended September 30, 2020 and 2019, were $54,840 and $4,238,556, respectively. Operating expenses for the nine months ended September 30, 2020, consisted solely of general and administrative expenses of $54,840. Operating expenses for the nine months ended September 30, 2019, consisted primarily of goodwill impairment of $3,962,424 arising from the acquisition of Rucheng Wenchuan, and general and administrative expenses of $276,132.

Net Loss

As a result of the above factors, the Company incurred a net loss of $11,501 and $90,717 for the three months ended September 30, 2020 and 2019, respectively. The Company incurred a net loss of $54,840 and $4,238,556 for the nine months ended September 30, 2020 and 2019, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $115,313 in foreign currency translation loss during the three months ended September 30, 2020 as compared to $88,801 in foreign currency translation gain during the three months ended September 30, 2019, reflecting a change of $204,114. Such decrease in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

The Company had $73,202 in foreign currency translation loss during the nine months ended September 30, 2020 as compared to $88,345 in foreign currency translation gain during the nine months ended September 30, 2019, reflecting a change of $161,547. Such decrease in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(26,729)	$(142,108)
Net cash used in investing activities	-	(131,083)
Net cash provided by financing activities	26,757	310,979
Net increase in cash and cash equivalents	$39	$38,534

Net cash used in operating activities was $26,729 for the nine months ended September 30, 2020, compared to that of $142,108 for the nine months ended September 30, 2019. The decrease of $115,379 or 81.2% of net cash used in operating activities was primarily due to the decrease in net loss during the nine months ended September 30, 2020.

Net cash used in investing activities was $0 and $131,083 for the nine months ended September 30, 2020 and 2019, respectively. Net cash used during the nine months ended September 30, 2019, was attributable to the acquisition of our subsidiary.

Net cash provided by financing activities was $26,757 and $310,979 for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $284,222 or 91.4%. The decrease in net cash provided by financing activities was primarily attributable to the decrease in advances from officers for working capital purpose and the decrease in capital contribution from sale of our common stock.

Working Capital:

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalent of $434 and $395, respectively. As of September 30, 2020, we have incurred accumulated operating losses of $4,858,927 since inception. As of September 30, 2020 and December 31, 2019, we had working capital deficit of $3,201,546 and $3,088,770, respectively.

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

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three and nine months ended September 30, 2020 and 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2020 and December 31, 2019.

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

Off-balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, there were no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jialijia Group Corporation Limited
(Registrant)

Dated: September 10, 2021	/s/ Na Jin
Na JIn
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)