Form 10-K
period 2020-12-31
Jialijia Group Corp Ltd
filed 2021-09-16
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 13, 2021
Common Stock, $.001 par value per share	4,858,784 shares

The aggregate market value of the 4,508,784 shares of Common Stock of the registrant held by non-affiliates on June 30, 2020, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 30, 2019.

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

Jialijia Group Corporation Limited, formerly known as Rizzen, Inc. (the “Company”) was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015 and has been inactive since our change in control on December 30, 2016. Following our change,

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Share Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun,” formerly known as “JLJ Group Corporation Limited”), a company formed under the laws of the Hong Kong Special Administrative Region, and Na Jin, the sole shareholder of Huazhongyun and the Chief Executive Officer and Chief Financial Officer of the Company. Na Jin, through Huazhongyun, owned 6,000,000 shares (or 300,000 post-reverse split) (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, par value $0.001 per share, as of the date of execution of the Share Exchange Agreement. Na Jin owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding ordinary shares of Huazhongyun. On the date of execution of the Share Exchange Agreement, Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China, which in turn held seventy percent (70%) of the outstanding equity interest in Rucheng Wenchuan Gas Co., Ltd. (the “Rucheng Wenchuan”), a company formed under the laws of China.

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

Effective July15, 2020, we engaged in a one for twenty reverse stock split of our common stock whereby each twenty shares of common stock were reduced into one share of common stock with fractional shares rounded to one whole share. All descriptions of securities issuances occurring prior to such reverse stock split are provided on a pre-reverse and post-reverse basis

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

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

The diagram below illustrates our current corporate structure.

(1)	Jialijia Zhongtai Chunfeng Group Co., Limited f/k/a Calico Darji Group Holdings Co., Limited , f/k/a Huazhongyun Group Co. Limited was formed on November 30, 2010 under the laws of Hong Kong Special Administrative Region (“Huazhongyun”).

(2)	Dajiwanqi Holding (Changzhou) Co., Ltd, f/k/a Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”) is a company incorporated under the laws of the PRC on June 13, 2017.

(3)	Rucheng Wenchuan Gas Co., Ltd. (“Rucheng Wenchuan”) was incorporated under the laws of the People’s Republic of China (the “PRC”) on March 31, 2006. Jiannan Wu, our General manager and Director, owns 25% of Ruchang Wenchuan Gas Co. Ltd.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide information pursuant to this Item..

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 2.	Properties.

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

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “RZZN”. As of September 13, 2021, the last closing price of our securities was $7.60, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

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

(b) Approximate Number of Holders of Common Stock

As of September 13, 2021, there were approximately 313 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Share Exchange Agreement”) with Huazhongyun Group Co., Limited (“Huazhongyun,” formerly known as “JLJ Group Corporation Limited”), a company formed under the laws of the Hong Kong Special Administrative Region, and Na Jin, the sole shareholder of Huazhongyun and the Chief Executive Officer and Chief Financial Officer of the Company. Na Jin, through Huazhongyun, owned 6,000,000 shares (or 300,000 post-reverse split) (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, par value $0.001 per share, as of the date of execution of the Share Exchange Agreement. Na Jin owned an aggregate of 10,000 ordinary shares of Huazhongyun (“Huazhongyun Shares”), which constituted all of the issued and outstanding ordinary shares of Huazhongyun. On the date of execution of the Share Exchange Agreement, Huazhongyun owned all of the equity interests in Jialijia Jixiang Investment (Changzhou) Co., Ltd. (“WFOE”), a wholly-foreign owned entity formed under the laws of China, which in turn held seventy percent (70%) of the outstanding equity interest in Rucheng Wenchuan Gas Co., Ltd. (the “Rucheng Wenchuan”), a company formed under the laws of China.

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

Effective July15, 2020, we engaged in a one for twenty reverse stock split of our common stock whereby each twenty shares of common stock were reduced into one share of common stock with fractional shares rounded to one whole share. All descriptions of securities issuances occurring prior to such reverse stock split are provided on a pre-reverse and post-reverse basis.

On July 1, 2021, our Board of Directors approved the sale and issuance of an aggregate of: (i) 2,278,373 shares of our common stock at a per share price of $0.04 to approximately 200 non-US persons for aggregate gross proceeds of approximately $91,135; (ii) 1,932,706 shares of our common stock at a per share price of $0.03 to approximately 10 non-US persons for aggregate gross proceeds of approximately $57,981. The securities, aggregating 4,211,079 shares of Common Stock, were sold and issued in July and August 2021. The securities were sold pursuant to the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2020, the Company had working capital deficit of $3,330,650 and has incurred losses since its inception resulting in an accumulated deficit of $4,875,603. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

For The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table sets forth selected financial information from our statements of comprehensive loss for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019
Net Revenue	$-	$-
Total Operating Expenses	72,384	4,907,557
Net Loss	$(72,384)	$(4,907,557)

Revenues

The Company did not commence operations and did not generate any revenues for the years ended December 31, 2020 and 2019.

Operating Expenses

Operating expenses for the years ended December 31, 2020 and 2019, were $72,384 and $4,907,557, respectively. Operating expenses for the year ended December 31, 2020, consisted solely of general and administrative expenses of $72,384. Operating expenses for the year ended December 31, 2019, consisted primarily of goodwill impairment of $3,962,424 arising from the acquisition of Rucheng Wenchuan, fixed assets impairment of $341,797 and general and administrative expenses of $603,336.

Net Loss

As a result of the above factors, the Company incurred a net loss of $72,384 and $4,907,557 for the years ended December 31, 2020 and 2019, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $184,762 in foreign currency translation loss during the year ended December 31, 2020 as compared to $28,502 in foreign currency translation gain during the year ended December 31, 2019, reflecting a change of $213,264. Such decrease in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(27,879)	$(216,088)
Net cash used in investing activities	-	(135,935)
Net cash provided by financing activities	40,649	352,448
Net increase in cash and cash equivalents	$13,538	$382

Net cash used in operating activities was $27,879 for the year ended December 31, 2020, compared to that of $216,088 for the year ended December 31, 2019. The decrease of $188,209 or 87.1% of net cash used in operating activities was primarily due to the decrease in net loss during the year ended December 31, 2020.

Net cash used in investing activities was $0 and $135,935 for the years ended December 31, 2020 and 2019, respectively. Net cash used during the year ended December 31, 2019, was attributable to the acquisition of our subsidiary.

Net cash provided by financing activities was $40,649 and $352,448 for the year ended December 31, 2020 and 2019, respectively, representing a decrease of $311,799 or 88.5%. The decrease in net cash provided by financing activities was primarily attributable to the decrease in advances from officers for working capital purpose and the decrease in capital contribution from sale of our common stock.

Working Capital:

As of December 31, 2020 and December 31, 2019, we had cash and cash equivalent of $13,933 and $395, respectively. As of December 31, 2020, we have incurred accumulated operating losses of $4,875,603 since inception. As of December 31, 2020 and December 31, 2019, we had working capital deficit of $3,330,650 and $3,088,770, respectively.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the years ended December 31, 2020 and 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2020 and December 31, 2019.

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

Off-balance Sheet Arrangements

As of December 31, 2020 and December 31, 2019, there were no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The audited financial statements of the Company for the fiscal years ended December 31, 2019, and 2018, and the notes thereto are set forth on page F-1 through F-15 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2020, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our director and executive officers are as follows:

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 13, 2021, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Jialijia Group Corporation Limited, Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
NA Jin (2)	350,000	7.72%
Dongzhi Zhang	-	-
Jiannan Wu	-	-
Weixia Hu	-	-

All executive officers and directors as a Group (4 persons)	350,000	7.2%

5% or Greater Stockholders:
JLJ Group Corporation Limited (2)	300,000	6.174%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 13, 2021. Applicable percentage ownership is based on 4,858,784 shares of common stock outstanding as of September 13, 2021, and any shares that such person or persons has the right to acquire within 60 days of September 13, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Na Jin holds 50,000 shares of our common stock. He also serves as the interim CEO and CFO of JLJ Group Corporation Limited and, in that capacity, has the authority to direct voting and investment decisions with regard to its common stock.

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

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	December 31,	December 31,
	2020	2019
Shenzhen Wenchuan Gas Co., Ltd.	$2,610,542	$2,446,750
Dongzhi Zhang	433,034	414,714
Rucheng County Minhang Special Gas Co., Ltd.	53,138	49,804
Na Jin	121,892	100,376
Jiannan Wu	17,165	16,089
	$3,235,771	$3,027,733

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

	December 31, 2020	December 31, 2019

Audit fees	$8,000	$40,000
Audit related fees	15,000	11,800
Tax fees	-	-
All other fees	-	-
Total	$23,000	$51,800

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (3)
4.2	Description of Securities*
16.1	Letter from Fruci & Associates II, PLLC dated January 17, 2019 (4)
21	Subsidiaries*
24	Power of Attorney*
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

(1)	Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 3, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2021.
(4)	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2021	Jialijia Group Corporation Limited.

	By:	/s/ Na Jin
	Name:	Na Jin
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Na Jin	Director, Chief Executive Officer and	September 16, 2021
Na Jin	Chief Financial Officer (Principal Executive Officer)

/s/ Dongzhi Zhang	Chairman of the Board	September 16, 2021
Dongzhi Zhang

/s/ Jiannan Wu	Director	September 16, 2021
Jiannan Wu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jialijia Group Corporation Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jialijia Group Corporation Limited (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

September 13, 2021

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets
Current Assets
Cash and cash equivalents	$13,933	$395
Advance to suppliers, net	-	-
Prepaid expenses and other current assets	2,943	2,873
Total Current Assets	16,876	3,268

Property, plant, and equipment, net	-	-

Total Assets	$16,876	$3,268

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$108,903	$61,818
Due to related parties	3,235,771	3,027,733
Other current liabilities	2,852	2,487
Total Current Liabilities	3,347,526	3,092,038

Total Liabilities	3,347,526	3,092,038

Deficit
Common stock, $.001 par value, 1,000,000,000 shares authorized, 647,705 and 635,296 shares issued and outstanding at December 31, 2020 and 2019, respectively	647	635
Additional paid-in capital	2,609,532	2,602,099
Subscription receivable	-	(7,821)
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,875,603)	(4,806,088)
Accumulated other comprehensive (loss) income	(112,951)	19,615
Total Stockholders’ Deficit	(2,498,375)	(2,311,560)
Noncontrolling interests	(832,275)	(777,210)
Total Deficit	(3,330,650)	(3,088,770)
Total Liabilities and Deficit	$16,876	$3,268

The accompanying notes are an integral part of these financial statements

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2020	2019

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	72,384	603,336
Goodwill impairment	-	3,962,424
Fixed assets impairment	-	341,797
Total operating expense	72,384	4,907,557
Loss from operations	(72,384)	(4,907,557)
Provision for income tax	-	-
Net loss	(72,384)	(4,907,557)
Net loss attributable to noncontrolling interest	(2,869)	(192,293)
Net loss attributable to the Jialijia Group Corporation Ltd.	(69,515)	(4,715,264)

Net loss	(72,384)	(4,907,557)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(184,762)	28,502
Comprehensive loss	(257,146)	(4,879,055)
Comprehensive loss attributable to noncontrolling interest	(55,065)	(183,450)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(202,081)	$(4,695,605)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.11)	$(10.13)

Weighted average shares outstanding:
Basic and diluted	641,551	484,233

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2018	364,250	$364	$38,691	$-	$(120,000)	$(90,824)	$(44)	$-	$(171,813)
Effect of restructuring	-	-	2,431,000	-	-	-	-	(593,760)	1,837,240
Issuance of shares	271,046	271	132,408	(7,821)	-	-	-	-	124,858
Foreign currency translation	-	-	-	-	-	-	19,659	8,843	28,502
Net loss	-	-	-	-	-	(4,715,264)	-	(192,293)	(4,907,557)
Balance at December 31, 2019	635,296	635	2,602,099	(7,821)	(120,000)	(4,806,088)	19,615	(777,210)	(3,088,770)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(132,566)	(52,196)	(184,762)
Net loss	-	-	-	-	-	(69,515)	-	(2,869)	(72,384)
Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,384)	$(4,907,557)
Depreciation	-	148,290
Fixed assets impairment	-	341,797
Goodwill impairment	-	3,962,424
Bad debt	-	193,969
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	116	12,748
Accrued expenses and other payable	44,389	32,241
Net cash used in operating activities	(27,879)	(216,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary equity interest, net of cash acquired	-	(135,935)
Net cash used in investing activities	-	(135,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	25,383	231,058
Capital contribution	15,266	121,390
Net cash provided by financing activities	40,649	352,448

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	768	(43)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,538	382

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	395	13
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$13,933	$395

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

Jialijia Group Corporation Limited (the “Company”), formerly known as Rizzen, Inc., was incorporated as a corporation under the laws of the State of Nevada on October 21, 2015.

On July 10, 2019, the Company entered into a share purchase/exchange agreement (the “Exchange Agreement”) with Jialijia Zhongtai Chunfeng Group Co., Limited (“Jialijia Zhongtai Chunfeng”, formerly Huazhongyun Group Co., Limited), a company incorporated under the laws of Hong Kong, and Na Jin, the sole shareholder of Jialijia Zhongtai Chunfeng (the “Shareholder”) and the Chief Executive Officer of the Company. Jialijia Zhongtai Chunfeng owned 300,000 shares (the “Company Shares”) of the Company, which represented approximately 82% of the shares of the Company’s common stock, issued and outstanding, at the time of execution of the Exchange Agreement. The Shareholder owned an aggregate of 10,000 ordinary shares of Jialijia Zhongtai Chunfeng (“Jialijia Zhongtai Chunfeng Shares”), which constituted all of the issued and outstanding shares of Jialijia Zhongtai Chunfeng.

Pursuant to the Exchange Agreement, among other matters, the Shareholder sold and transferred the Jialijia Zhongtai Chunfeng Shares in exchange for all of the Company Shares. As a result, the Shareholder directly owned the Company Shares, which represented approximately 82% of the issued and outstanding shares of the Company’s common stock at the time of execution of the Exchange Agreement and Jialijia Zhongtai Chunfeng became a wholly-owned subsidiary of the Company.

Dajiwanqi Holding (Changzhou) Co., Ltd. (“Dajiwanqi (Changzhou)”, formerly Jialijia Jixiang Investment (Changzhou) Co., Ltd.) is a company incorporated under the laws of the People’s Republic of China (the “PRC”) on June 13, 2017. Jialijia Zhongtai Chunfeng owned all of the equity interests in Dajiwanqi (Changzhou) (“WFOE”), a wholly-foreign owned entity formed under the laws of PRC. Rucheng Wenchuan Gas Co., Ltd. (“Rucheng Wenchuan”) was incorporated under the laws of the PRC on March 30, 2006.

On January 7, 2019, Dajiwanqi (Changzhou) entered into an equity transfer agreement (the “Equity Transfer”) with Mr. Jiannan Wu, the shareholder who owned 94.77% of Rucheng Wenchuan’s outstanding shares. Pursuant to the Equity Transfer, Mr. Jiannan Wu agreed to transfer 70% of his ownership of Rucheng Wenchuan to Dajiwanqi (Changzhou), in exchange of RMB 1,000,000 and 143,000 common shares of the Company owned by Jialijia Zhongtai Chunfeng. Immediately after the equity transfer agreement, Dajiwanqi (Changzhou) owns 70% of the ownership and becomes the controlling shareholder of Rucheng Wenchuan. Both Jialijia Zhongtai Chunfeng and Dajiwanqi (Changzhou) are holding companies and have not carried out substantive business operations of their own. Rucheng Wenchuan is primarily engaged in the production and sale of gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC.

Pursuant to the Exchange Agreement, on August 29, 2019 (the “Closing Date”), Na Jin sold and transferred the Jialijia Zhongtai Chunfeng Shares to the Company in exchange for all of the Company Shares and the Company received all of the outstanding Jialijia Zhongtai Chunfeng Shares. As a result, on the Closing Date, Na Jin directly owned Company Shares representing approximately 48% of the issued and outstanding shares of the Company’s common stock, Jialijia Zhongtai Chunfeng became a wholly-owned subsidiary of the Company and the Company owned 70% of the outstanding equity interest in Rucheng Wenchuan through Jialijia Zhongtai Chunfeng and WFOE.

The acquisition of Jialijia Zhongtai Chunfeng and WFOE was treated as a reverse merger (the “Reverse Merger”) for accounting purposes. As a result of the consummation of the Reverse Merger on August 29, 2019, the Company, through its subsidiaries, entered into the business of producing and selling gases for industrial and medical purposes, such as oxygen and nitrogen, in the PRC. The Company has not commenced its gas production or generated any revenues.

On August 7, 2020, Jialijia Jixiang Investment (Changzhou) Co., Ltd. changed its name to Dajiwanqi Holding (Changzhou) Co., Ltd.

On August 28, 2020, Huazhongyun Group Co., Limited changed its name to Calico Darji Group Holdings Co., Limited and then to Jialijia Zhongtai Chunfeng Group Co., Limited on June 1, 2021.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 26, 2020, Jialijia Zhongtai Chunfeng entered into a share exchange agreement with Shenzhen Lintai Biotechnology Co., Limited (“Shenzhen Lintai”), a company incorporated under the laws of PRC; pursuant to which Jialijia Zhongtai Chunfeng agreed to exchange 26% of the Company’s common stock held by Jialijia Zhongtai Chunfeng for 100% of the equity interest of Shenzhen Lintai. As of December 31, 2020, this share exchange agreement has not been closed due to the required governmental procedures and documents necessary to consider the share exchange completed have not been completed and obtained by the Company.

On March 5, 2021, Jialijia Zhongtai Chunfeng formed a wholly-owned subsidiary, Zhongtai Chunfeng Wanqi (Chengdu) Industrial Group Co., Limited, under the laws of the PRC.

Note 2. Basis of Presentation

The consolidated balance sheets as of December 31, 2020 and December 31, 2019 and the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 combine the historical consolidated statements of balance sheets and operations and comprehensive loss of the Company, Jialijia Zhongtai Chunfeng, and Dajiwanqi (Changzhou), and have been prepared as if the Reverse Merger had closed on January 1, 2019. Both the Company, and Jialijia Zhongtai Chunfeng and WFOE are under common control.

The consolidated financial information was prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

The acquisition of Rucheng Wenchuan by Dajiwanqi (Changzhou) is accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) with Dajiwanqi (Changzhou) as the acquiring entity. In business combination transactions in which the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement of the acquisition consideration is based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

Under ASC 805, all of the Rucheng Wenchuan assets acquired and liabilities assumed in this business combination are recognized at their acquisition-date fair value. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.

Note 3. Purchase Price

In connection with the acquisition of Rucheng Wenchuan, Dajiwanqi (Changzhou) entered into an equity transfer agreement (the “Equity Transfer”) with Mr. Jiannan Wu, the shareholder who owned 94.77% of Rucheng Wenchuan’s outstanding shares on January 7, 2019. Pursuant to the Equity Transfer, Mr. Jiannan Wu agreed to transfer 70% of his ownership of Rucheng Wenchuan to Dajiwanqi (Changzhou), in exchange of RMB 1,000,000, approximately $145,983, and 143,000 common shares of the Company owned by Jialijia Zhongtai Chunfeng. Immediately after the equity transfer agreement, Dajiwanqi (Changzhou) owns 70% of the ownership and becomes the controlling shareholder of Rucheng Wenchuan.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2019, the Company had recorded goodwill impairment in full amount.

Note 4. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the year ended December 31, 2020, the Company had a net loss of $72,384. Additionally, the Company had an accumulated deficit of $4,875,603 and working capital deficit of $3,330,650 as of December 31, 2020, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

If the Company is unable to successfully commence its business operations in a short period of time, or unable to raise additional capital or secure additional lending, the Company may need to curtail or cease its operations. The Company believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the financial statements of Jialijia Group Corporation Limited, Jialijia Zhongtai Chunfeng, Dajiwanqi (Changzhou) and its 70% owned subsidiary, Rucheng Wenchuan Gas Co., Ltd. All inter-company transactions and balances are eliminated in consolidation.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advances to Suppliers

The Company advances funds to certain suppliers for the purchase of machinery and equipment. Based on management’s evaluation, the Company has reserved allowance for advances to suppliers in the amount of $100,549 as of December 31, 2019 and write off the balance in full amount as of December 31, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. The Company recorded fixed assets impairment of $0 and $341,797 for the years ended December 31, 2020 and 2019, respectively.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2020 and 2019, the goodwill, in amount of $0 and $3,962,424, as a result of the acquisition of Rucheng Wenchuan (see Note 3), was recognized as impairment, respectively.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Machinery and equipment	$1,689,734	$1,583,716
Buildings	33,602	31,494
	1,723,336	1,615,210
Less: Accumulated depreciation	(1,254,639)	(1,175,920)
Less: Accumulated impairment	(468,697)	(439,290)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the years ended December 31, 2020 and 2019 were $0 and $148,290, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Accrued local taxes	$54,248	$41,646
Accrued professional fees	54,471	20,000
Payroll and others	184	172
	$108,903	$61,818

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the years ended December 31, 2020 and 2019. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the years ended December 31, 2020 and 2019.

Provision for income tax expense (benefit) consists of the following:

For the Year Ended December 31,
	2020	2019
Current
USA	$-	$-
China	-	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Year Ended December 31,
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

As of December 31, 2020 and 2019, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	December 31,	December 31,
	2020	2019
Shenzhen Wenchuan Gas Co., Ltd.	$2,610,542	$2,446,750
Dongzhi Zhang	433,034	414,714
Rucheng County Minhang Special Gas Co., Ltd.	53,138	49,804
Na Jin	121,892	100,376
Jiannan Wu	17,165	16,089
	$3,235,771	$3,027,733

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, Jialijia Zhongtai Chunfeng owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

As of December 31, 2020 and 2019, the Company had 647,705 and 635,296 shares of common stock, issued and outstanding, respectively.

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