Form 10-Q
period 2021-06-30
Jialijia Group Corp Ltd
filed 2021-09-20
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

ii

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$88,255	$13,933
Prepaid expenses and other current assets	2,975	2,943
Total Current Assets	91,230	16,876

Property, plant, and equipment, net	-	-

Total Assets	$91,230	$16,876

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$129,715	$108,903
Due to related parties	3,401,099	3,235,771
Other current liabilities	2,107	2,852
Total Current Liabilities	3,532,921	3,347,526

Total Liabilities	3,532,921	3,347,526

Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 647,705 shares issued and outstanding as of June 30, 2021 and December 31, 2020	647	647
Additional paid-in capital	2,609,532	2,609,532
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(4,952,940)	(4,875,603)
Accumulated other comprehensive loss	(135,525)	(112,951)
Total Stockholders’ Deficit	(2,598,286)	(2,498,375)
Noncontrolling interests	(843,405)	(832,275)
Total Deficit	(3,441,691)	(3,330,650)
Total Liabilities and Deficit	$91,230	$16,876

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	62,453	30,220	79,647	43,339
Total operating expense	62,453	30,220	79,647	43,339
Loss from operations	(62,453)	(30,220)	(79,647)	(43,339)
Provision for income tax	-	-	-	-
Net loss	(62,453)	(30,220)	(79,647)	(43,339)
Net loss attributable to noncontrolling interest	(1,331)	(745)	(2,310)	(1,447)
Net loss attributable to the Jialijia Group Corporation Ltd.	(61,122)	(29,475)	(77,337)	(41,892)

Net loss	(62,453)	(30,220)	(79,647)	(43,339)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(43,535)	(13,405)	(31,394)	42,111
Comprehensive loss	(105,988)	(43,625)	(111,041)	(1,228)
Comprehensive income (loss) attributable to noncontrolling interest	(13,567)	(4,364)	(11,130)	9,924
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(92,421)	$(39,261)	$(99,911)	$(11,152)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.10)	$(0.05)	$(0.12)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	647,705	635,432	647,705	635,364

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)
Foreign currency translation	-	-	-	-	-	-	8,725	3,416	12,141
Net loss	-	-	-	-	-	(16,215)	-	(979)	(17,194)
Balance at March 31, 2021	647,705	647	2,609,532	-	(120,000)	(4,891,818)	(104,226)	(829,838)	(3,335,703)
Foreign currency translation	-	-	-	-	-	-	(31,299)	(12,236)	(43,535)
Net loss	-	-	-	-	-	(61,122)	-	(1,331)	(62,453)
Balance at June 30, 2021	647,705	$647	$2,609,532	$-	$(120,000)	$(4,952,940)	$(135,525)	$(843,405)	$(3,441,691)

	Common Stock		Additional Paid-in	Subscriptions	Treasury	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Foreign currency translation	-	-	-	-	-	-	40,526	14,990	55,516
Net loss	-	-	-	-	-	(12,417)	-	(702)	(13,119)
Balance at March 31, 2020	635,296	635	2,602,099	(7,821)	(120,000)	(4,818,505)	60,141	(762,922)	(3,046,373)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(9,786)	(3,619)	(13,405)
Net loss	-	-	-	-	-	(29,475)	-	(745)	(30,220)
Balance at June 30, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,847,980)	$50,355	$(767,286)	$(3,074,732)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,647)	$(43,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	-	114
Accrued expenses and other current liabilities	20,184	19,155
Net cash used in operating activities	(59,463)	(24,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	134,229	8,563
Capital contribution from issuance of common shares	-	15,266
Net cash provided by financing activities	134,229	23,829

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(444)	(3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,322	(244)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,933	395
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$88,255	$151

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

On December 26, 2020, Jialijia Zhongtai Chunfeng entered into a share exchange agreement with Shenzhen Lintai Biotechnology Co., Limited (“Shenzhen Lintai”), a company incorporated under the laws of PRC; pursuant to which Jialijia Zhongtai Chunfeng agreed to exchange 26% of the Company’s common stock held by Jialijia Zhongtai Chunfeng for 100% of the equity interest of Shenzhen Lintai. As of June 30, 2021, this share exchange agreement has not been closed due to the required governmental procedures and documents necessary to consider the share exchange completed have not been completed and obtained by the Company.

On March 5, 2021, Jialijia Zhongtai Chunfeng formed a wholly-owned subsidiary, Zhongtai Chunfeng Wanqi (Chengdu) Industrial Group Co., Limited, under the laws of the PRC.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the six months ended June 30, 2021, the Company had a net loss of $79,647. Additionally, the Company had an accumulated deficit of $4,952,940 and working capital deficit of $3,441,691 as of June 30, 2021, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the three and six months ended June 30, 2021 and 2020, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of goodwill was recorded for the three and six months ended June 30, 2021 and 2020, respectively.

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

Note 5. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	June 30, 2021	December 31, 2020

Machinery and equipment	$1,707,635	$1,689,734
Buildings	33,958	33,602
	1,741,593	1,723,336
Less: Accumulated depreciation	(1,267,930)	(1,254,639)
Less: Accumulated impairment	(473,663)	(468,697)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2021 and 2020 were $0 and $0, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $0 and $0, respectively.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Accrued local taxes	$60,698	$54,248
Accrued professional fees	62,171	54,471
Payroll and others	6,846	184
	$129,715	$108,903

Note 7. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three and six months ended June 30, 2021 and 2020. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

The PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and December 31, 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 8. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	June 30,	December 31,
	2021	2020
Shenzhen Wenchuan Gas Co., Ltd.	$2,638,198	$2,610,542
Dongzhi Zhang	569,094	433,034
Rucheng County Minhang Special Gas Co., Ltd.	53,701	53,138
Na Jin	122,759	121,892
Jiannan Wu	17,347	17,165
	$3,401,099	$3,235,771

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

As of June 30, 2021, Jialijia Zhongtai Chunfeng owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

In April and May 2021, the Company entered into stock subscription agreements with 200 individuals, pursuant to which the Company agreed to issue an aggregate of 2,278,373 shares of the Company’s common stock for the purchase price of $0.04 per share. In addition, the Company entered into stock subscription agreements with 10 individuals, pursuant to which the Company agreed to issue an aggregate of 1,932,706 shares of the Company’s common stock for the purchase price of $0.03 per share, of which 1,847,656 shares were subscribed by Dongzhi Zhang, the Company’s Chairman of the Board. All of these shares were issued in July 2021 (see Note 10).

Note 10. Subsequent Events

In July 2021, the Company issued 4,211,079 shares to 210 individual subscribers for $149,116, of which 1,847,656 shares were issued to Dongzhi Zhang, the Company’s Chairman of the Board, for $55,430 (see Note 9).

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2021, the Company had working capital deficit of $3,441,691 and has incurred losses since its inception resulting in an accumulated deficit of $4,952,940. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

For The Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020
Net Revenue	$-	$-
Total Operating Expenses	62,453	30,220
Net Loss	$(62,453)	$(30,220)

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020
Net Revenue	$-	$-
Total Operating Expenses	79,647	43,339
Net Loss	$(79,647)	$(43,339)

Revenues

The Company did not commence operations and did not generate any revenues for the three and six months ended June 30, 2021 and 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020, were $62,453 and $30,220, respectively. Operating expenses for the three months ended June 30, 2021 and 2020, consisted of general and administrative expenses of $62,453 and $30,220.

Operating expenses for the six months ended June 30, 2021 and 2020, were $79,647 and $43,339, respectively. Operating expenses for the six months ended June 30, 2021 and 2020, consisted of general and administrative expenses of $79,647 and $43,339.

Net Loss

As a result of the above factors, the Company incurred a net loss of $62,453 and $30,220 for the three months ended June 30, 2021 and 2020, respectively.

The Company incurred a net loss of $79,647 and $43,339 for the six months ended June 30, 2021 and 2020, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $43,535 in foreign currency translation loss during the three months ended June 30, 2021 as compared to $13,405 in foreign currency translation loss during the three months ended June 30, 2020, reflecting a change of $30,130. Such decrease in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

The Company had $31,394 in foreign currency translation loss during the six months ended June 30, 2021 as compared to $42,111 in foreign currency translation gain during the six months ended June 30, 2020, reflecting a change of $73,505. Such decrease in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(59,463)	$(24,070)
Net cash provided by financing activities	134,229	23,829
Net increase (decrease) in cash and cash equivalents	$74,322	$(244)

Net cash used in operating activities was $59,463 for the six months ended June 30, 2021, compared to that of $24,070 for the six months ended June 30, 2020. The increase of $35,393 or 147.0% of net cash used in operating activities was primarily due to the increase in net loss during the six months ended June 30, 2021.

Net cash provided by financing activities was $134,229 and $23,829 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $110,400 or 463.3%. The increase in net cash provided by financing activities was primarily attributable to the increase in advances from officers for working capital purpose.

Working Capital:

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalent of $88,255 and $13,933, respectively. As of June 30, 2021, we have incurred accumulated operating losses of $4,952,940 since inception. As of June 30, 2021 and December 31, 2020, we had working capital deficit of $3,441,691 and $3,330,650, respectively.

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

Loss per Share Calculation

We comply with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the three months ended June 30, 2021 and 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

Level 1–	quoted prices in active markets for identical assets or liabilities.

Level 2–	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3–	inputs that are unobservable

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

Management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

Off-balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, there were no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (3)
4.2	Description of Securities (4)
21	Subsidiaries (4)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
(1)	Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 3, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018.
(3)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2021.
(4)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jialijia Group Corporation Limited
(Registrant)

Dated: September 20, 2021	/s/ Na Jin
Na JIn
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)