Form 10-Q
period 2021-09-30
Jialijia Group Corp Ltd
filed 2021-12-22
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of December 22, 2021, was 4,858,784.

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

ii

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,187	$13,933
Due from related party	31,280	-
Prepaid expenses and other receivables	152,731	2,943
Total Current Assets	191,198	16,876
Property, plant, and equipment, net	-	-
Total Assets	$191,198	$16,876

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$132,932	$108,903
Due to related parties	3,285,755	3,235,771
Other current liabilities	4,677	2,852
Total Current Liabilities	3,423,364	3,347,526
Total Liabilities	3,423,364	3,347,526

Deficit
Common stock, $.001 par value, 1,000,000,000 shares authorized, 4,858,784 and 647,705 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,858	647
Additional paid-in capital	2,754,437	2,609,532
Subscribed stock	291,773	-
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(5,188,906)	(4,875,603)
Accumulated other comprehensive loss	(128,029)	(112,951)
Total Stockholders’ Deficit	(2,385,867)	(2,498,375)
Noncontrolling interests	(846,299)	(832,275)
Total Deficit	(3,232,166)	(3,330,650)
Total Liabilities and Deficit	$191,198	$16,876

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	237,128	11,501	316,775	54,840
Total operating expense	237,128	11,501	316,775	54,840
Loss from operations	(237,128)	(11,501)	(316,775)	(54,840)
Provision for income tax	-	-	-	-
Net loss	(237,128)	(11,501)	(316,775)	(54,840)
Net loss attributable to noncontrolling interest	(1,162)	(554)	(3,472)	(2,001)
Net loss attributable to the Jialijia Group Corporation Ltd.	(235,966)	(10,947)	(313,303)	(52,839)

Net loss	(237,128)	(11,501)	(316,775)	(54,840)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,764	(115,313)	(25,630)	(73,202)
Comprehensive loss	(231,364)	(126,814)	(342,405)	(128,042)
Comprehensive loss attributable to noncontrolling interest	(2,894)	(31,697)	(14,024)	(21,773)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(228,470)	$(95,117)	$(328,381)	$(106,269)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.05)	$(0.02)	$(0.16)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	4,492,603	647,705	1,943,422	639,507

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscribed	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Stock	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)
Foreign currency translation	-	-	-	-	-	-	8,725	3,416	12,141
Net loss	-	-	-	-	-	(16,215)	-	(979)	(17,194)
Balance at March 31, 2021	647,705	647	2,609,532	-	(120,000)	(4,891,818)	(104,226)	(829,838)	(3,335,703)
Foreign currency translation	-	-	-	-	-	-	(31,299)	(12,236)	(43,535)
Net loss	-	-	-	-	-	(61,122)	-	(1,331)	(62,453)
Balance at June 30, 2021	647,705	647	2,609,532	-	(120,000)	(4,952,940)	(135,525)	(843,405)	(3,441,691)
Issuance of common stock	4,211,079	4,211	144,905	-	-	-	-	-	149,116
Common stock subscriptions received in advance	-	-	-	291,773	-	-	-	-	291,773
Foreign currency translation	-	-	-	-	-	-	7,496	(1,732)	5,764
Net loss	-	-	-	-	-	(235,966)	-	(1,162)	(237,128)
Balance at September 30, 2021	4,858,784	$4,858	$2,754,437	$291,773	$(120,000)	$(5,188,906)	$(128,029)	$(846,299)	$(3,232,166)

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscriptions	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Foreign currency translation	-	-	-	-	-	-	40,526	14,990	55,516
Net loss	-	-	-	-	-	(12,417)	-	(702)	(13,119)
Balance at March 31, 2020	635,296	635	2,602,099	(7,821)	(120,000)	(4,818,505)	60,141	(762,922)	(3,046,373)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(9,786)	(3,619)	(13,405)
Net loss	-	-	-	-	-	(29,475)	-	(745)	(30,220)
Balance at June 30, 2020	647,705	647	2,609,532	-	(120,000)	(4,847,980)	50,355	(767,286)	$(3,074,732)
Foreign currency translation	-	-	-	-	-	-	(84,170)	(31,143)	(115,313)
Net loss	-	-	-	-	-	(10,947)	-	(554)	(11,501)
Balance at September 30, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,858,927)	$(33,815)	$(798,983)	$(3,201,546)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,775)	$(54,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other receivables	(148,716)	114
Accrued expenses and other payable	24,649	27,997
Net cash used in operating activities	(440,842)	(26,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Due (from) to related parties	(17,949)	11,491
Capital contribution	451,895	15,266
Net cash provided by financing activities	433,946	26,757

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	150	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,746)	39

	13,933	395
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$7,187	$434

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

On December 26, 2020, Jialijia Zhongtai Chunfeng entered into a share exchange agreement with Shenzhen Lintai Biotechnology Co., Limited (“Shenzhen Lintai”), a company incorporated under the laws of PRC; pursuant to which Jialijia Zhongtai Chunfeng agreed to exchange 26% of the Company’s common stock held by Jialijia Zhongtai Chunfeng for 100% of the equity interest of Shenzhen Lintai. In October 2021, this agreement has been cancelled.

On March 5, 2021, Jialijia Zhongtai Chunfeng formed a wholly-owned subsidiary, Zhongtai Chunfeng Wanqi (Chengdu) Industrial Group Co., Limited, under the laws of the PRC.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the nine months ended September 30, 2021, the Company had a net loss of $316,775. Additionally, the Company had an accumulated deficit of $5,188,906 and working capital deficit of $3,232,166 as of September 30, 2021, and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the three and nine months ended September 30, 2021 and 2020, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of goodwill was recorded for the three and nine months ended September 30, 2021 and 2020, respectively.

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

Note 5. Prepaid Expenses and Other Receivables

The Company’s prepaid expenses and other receivables were $152,731 and $2,943 as of September 30, 2021 and December 31, 2020, respectively, primarily consist of advances to third parties of $149,345 and $0 as of September 30, 2021 and December 31, 2020, respectively. The advances to third parties are unsecured, non-interest bearing, and payable on demand.

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	September 30, 2021	December 31, 2020

Machinery and equipment	$1,711,133	$1,689,734
Buildings	34,028	33,602
	1,745,161	1,723,336
Less: Accumulated depreciation	(1,270,528)	(1,254,639)
Less: Accumulated impairment	(474,633)	(468,697)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended September 30, 2021 and 2020 were $0 and $0, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $0 and $0, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Accrued local taxes	$63,558	$54,248
Accrued professional fees	63,171	54,471
Payroll and others	6,203	184
	$132,932	$108,903

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three and nine months ended September 30, 2021 and 2020. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

PRC

The PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Shenzhen Lintai Biological Technology Co., Ltd	The Company entered into a share exchange agreement with Shenzhen Lintai and subsequently cancelled (see Note 1).
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)
Weijun Shen	Legal representative of Rucheng Wenchuan

Due from related party:

	September 30,	December 31,
	2021	2020
Shenzhen Lintai Biological Technology Co., Ltd	$31,280	$-

The balance of due from related party is unsecured, non-interest bearing, and payable on demand.

Due to related parties:

	September 30,	December 31,
	2021	2020
Shenzhen Wenchuan Gas Co., Ltd.	$2,643,602	$2,610,542
Dongzhi Zhang	444,846	433,034
Rucheng County Minhang Special Gas Co., Ltd.	53,811	53,138
Na Jin	123,010	121,892
Jiannan Wu	19,710	17,165
Weijun Shen	776	-
	$3,285,755	$3,235,771

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

As of September 30, 2021, Jialijia Zhongtai Chunfeng owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

In April and May 2021, the Company entered into stock subscription agreements with 200 individuals, pursuant to which the Company agreed to issue an aggregate of 2,278,373 shares of the Company’s common stock for the purchase price of $0.04 per share. In addition, the Company entered into stock subscription agreements with 10 individuals, pursuant to which the Company agreed to issue an aggregate of 1,932,706 shares of the Company’s common stock for the purchase price of $0.03 per share, of which 1,847,656 shares were subscribed by Dongzhi Zhang, the Company’s Chairman of the Board. In July 2021, total 4,211,079 shares were issued to the 210 individual subscribers, and the proceeds from the stock issuance were approximately $149,116, or RMB 1,043,832.

During the nine months ended September 30, 2021, the Company entered into stock subscription agreements with several individuals, pursuant to which the Company agreed to issue an aggregate of 6,911,786 shares of the Company’s common stock for the purchase price of $0.04 per share. As of September 30, 2021, the Company received advances of $291,773 for the subscribed stock, and these common shares have not been issued.

Note 11. Subsequent Events

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

Effective July15, 2020, we engaged in a one for twenty reverse stock split of our common stock whereby each twenty shares of common stock were reduced into one share of common stock with fractional shares rounded to one whole share. All descriptions of securities issuances occurring prior to such reverse stock split are provided on a pre-reverse basis and post-reverse basis.

On December 26, 2020, Calico Darji Group Holdings Co., Limited ("Calico Darji”, formerly Huazhongyun) entered into a share exchange agreement with Shenzhen Lintai Biotechnology Co., Limited (“Shenzhen Lintai”), a company incorporated under the laws of PRC; pursuant to which Calico Darji agreed to exchange 26% of the Company’s common stock held by Calico Darji for 100% of the equity interest of Shenzhen Lintai. In October 2021, this agreement has been cancelled.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2021, the Company had working capital deficit of $3,232,166 and has incurred losses since its inception resulting in an accumulated deficit of $5,188,906. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020
Net Revenue	$-	$-
Total Operating Expenses	237,128	11,501
Net Loss	$(237,128)	$(11,501)

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020
Net Revenue	$–	$–
Total Operating Expenses	316,775	54,840
Net Loss	$(316,775)	$(54,840)

Revenues

The Company did not commence operations and did not generate any revenues for the three and nine months ended September 30, 2021 and 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 and 2020, were $237,128 and $11,501, respectively. Operating expenses for the three months ended September 30, 2021 and 2020 consisted solely of general and administrative expenses of $237,128 and $11,501, respectively.

Operating expenses for the nine months ended September 30, 2021 and 2020, were $316,775 and $54,840, respectively. Operating expenses for the nine months ended September 30, 2021 and 2020, consisted solely of general and administrative expenses of $316,775 and $54,840, respectively.

Net Loss

As a result of the above factors, the Company incurred a net loss of $237,128 and $11,501 for the three months ended September 30, 2021 and 2020, respectively. The Company incurred a net loss of $316,775 and $54,840 for the nine months ended September 30, 2021 and 2020, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $5,764 in foreign currency translation gain during the three months ended September 30, 2021 as compared to $115,313 in foreign currency translation loss during the three months ended September 30, 2020, reflecting a change of $121,077. Such decrease in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

The Company had $25,630 in foreign currency translation loss during the nine months ended September 30, 2021 as compared to $73,202 in foreign currency translation loss during the nine months ended September 30, 2020, reflecting a change of $47,572. Such decrease in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(440,842)	$(26,729)
Net cash used in investing activities	-	-
Net cash provided by financing activities	433,946	26,757
Net increase (decrease) in cash and cash equivalents	$(6,746)	$39

Net cash used in operating activities was $440,842 for the nine months ended September 30, 2021, compared to that of $26,729 for the nine months ended September 30, 2020. The increase of $414,113 or 1549% of net cash used in operating activities was primarily due to the increase in net loss and increased prepaid expenses and other receivables during the nine months ended September 30, 2021.

Net cash provided by financing activities was $433,946 and $26,757 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $407,189 or 1522%. The increase in net cash provided by financing activities was primarily attributable to the cash proceeds from issuing common shares in the nine months ended September 30, 2021.

Working Capital:

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalent of $7,187 and $13,933, respectively. As of September 30, 2021, we have incurred accumulated operating losses of $5,188,906 since inception. As of September 30, 2021 and December 31, 2020, we had working capital deficit of $3,232,166 and $3,330,650, respectively.

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

Off-balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, there were no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (3)
4.2	Description of Securities (4)
21	Subsidiaries (4)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

(1)	Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 3, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018.
(3)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2021.
(4)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jialijia Group Corporation Limited
(Registrant)

Dated: December 22, 2021	/s/ Na Jin
Na JIn
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)