Form 10-K
period 2021-12-31
Jialijia Group Corp Ltd
filed 2022-04-15
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ____________

Commission file number: 333-209900

Jialijia Group Corporation Limited

(formerly known as Rizzen, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	35-2544765
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou, Jiangsu, China	N/A
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 14, 2022
Common Stock, $.001 par value per share	4,858,784 shares

The aggregate market value of the 2,197,656 shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.

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

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by this item.

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

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “RZZN”. As of April 14, 2022, the last closing price of our securities was $3.00, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$7.60	$4.00
Third Quarter	$7.60	$7.60
Second Quarter	$7.60	$7.60
First Quarter	$7.60	$7.60
Fiscal year ended December 31, 2020:
Fourth Quarter	$7.60	$7.60
Third Quarter	$7.60	$7.60
Second Quarter	$7.60	$7.60
First Quarter	$14.00	$7.60

(b) Approximate Number of Holders of Common Stock

As of April 14, 2022, there were approximately 313 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

None.

(e) Recent Sales of Unregistered Securities

None.

 (f) Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2021, the Company had working capital of $350,290 and has incurred losses since its inception resulting in an accumulated deficit of $5,189,744. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

For The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table sets forth selected financial information from our statements of comprehensive loss for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Net Revenue	$-	$-
Total Operating Expenses	317,613	72,384
Net Loss	$(317,613)	$(72,384)

Revenues

The Company did not commence operations and did not generate any revenues for the years ended December 31, 2021 and 2020.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020, were $317,613 and $72,384, respectively. Operating expenses for the year ended December 31, 2021, consisted solely of general and administrative expenses of $317,613. Operating expenses for the year ended December 31, 2020, consisted solely of general and administrative expenses of $72,384.

Net Loss

As a result of the above factors, the Company incurred a net loss of $317,613 and $72,384 for the years ended December 31, 2021 and 2020, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $3,588,833 in foreign currency translation loss during the year ended December 31, 2021 as compared to $184,762 in foreign currency translation gain during the year ended December 31, 2020, reflecting a change of $3,404,071. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation and reclassifications.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$2,740,662	$(27,879)
Net cash used in investing activities	-	-)
Net cash provided by financing activities	(1,263,470)	40,649
Net increase in cash and cash equivalents	$13,538	$13,538

Net cash used in operating activities was $2,740,662 for the year ended December 31, 2021, compared to that of $27,879 for the year ended December 31, 2020. The increase of $2,271,783 was primarily due to the increase in net loss during the year, increased other comprehensive income and prepaid expenses, decreases in inventory, and increased accrued expenses ended December 31, 2021.

Net cash used in investing activities was $(1,490,302) and $0 for the years ended December 31, 2021 and 2020, respectively. Net cash used during the year ended December 31, 2021, was attributable to the decreases in our intangible assets.

Net cash provided by financing activities was $(1,263,470) and $40,649 for the year ended December 31, 2021 and 2020, respectively, representing a decrease of $1,22,821. The decrease in net cash provided by financing activities was primarily attributable to the decrease in advances from officers for working capital purpose and an increase in capital contribution from sale of our common stock.

Working Capital:

As of December 31, 2021 and December 31, 2020, we had cash and cash equivalent of $823 and $13,933, respectively. As of December 31, 2021, we have incurred accumulated operating losses of $5,189,744 since inception. As of December 31, 2021 and December 31, 2020, we had working capital deficit of $350,290 and $3,330,650, respectively.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

The audited financial statements of the Company for the fiscal years ended December 31, 2021, and 2020, and the notes thereto are set forth on page F-1 through F-15 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2021, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control

Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective based on those criteria.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our director and executive officers are as follows:

Name	Age	Position
Na Jin	39	CEO, CFO, Secretary and director
Dongzhi Zhang	60	Chairman of the Board
Jiannan Wu	59	General Manager, director
Weixia Hu	51	Chinese Region Chief Representative

Ms. Jin, age 39, has served as our Director, CEO, CFO and Secretary since December 2016. Currently, she also serves as the Legal Representative for Changzhou Biekaishengmian E-commerce Co., Ltd. From March 2010 to September 2014, she served as Marketing Director for Hunan Resgreen Ecological Textile Inc. and was responsible for marketing operations. From September 2014 to February 2015 she worked as General Commander of Education Department for Beijing Zhangxin Communication Technology Co., Ltd. where she was responsible for training marketing teams. From February 2015 to May 2016, Ms. Jin served as Marketing Director for

Shandong Weikang Biotechnology Co., Ltd. where she was responsible for marketing operations. She received her High School Diploma from Henan Runan County High School.  Ms. Jin brings to the Board her deep marketing experience.

Mr. Dongzhi Zhang, age 60, has served as our Chairman since December 2018 and the Chairman of Jialijia Group Co., Ltd, a limited liability company incorporated under the laws of the PRC, since 2010. Over the years, Mr. Dongzhi Zhang has devoted himself to enterprise management and has abundant corporate management experience. From January 2007 to July 2012, Mr. Wang served as the Senior Manager of Crowe CPA Group. From 2002 to 2010, he served as a General Manager of Beijing Jianghong Investment Co., Ltd. From 1997 to 2001, Mr. Zhang served as a General Manager of Jiangsu Changzhou Nanyuan Trading Company. From 1979 to 1996, Mr. Zhang served as a Chairman of Jiangsu Changzhou Wujin Tangyangjiu Company. He received his Associate Degree from Jiangsu Changzhou Commercial Bureau Internal College in 1981.  Mr. Zhang brings to the Board his corporate management experience.

Mr. Jiannan Wu, age 59, has served as our General Manager and Director since December 2018 and has been serving as a Director of Guangdong Provincial Health Care Association since March 2013. Since May 2014, Mr. Xu has been serving as the Chairman of Shenzhen Xiude Medical Nursing Group. Since December 2015, he has been serving as the Honorary President of Meizhou Surname Culture Research Association of Guangdong Province. Since 2017, he has been serving as the Executive Director of Smart Medical Research Center of the World City Smart Engineering Technology (Beijing) Research Institute. Since December 2017, he has been serving as the President of Shenzhen Expert Federation. Since 2018, he has been serving as the Chairman of the Shenzhen Science and Technology Economic Promotion Association, Qianhai Division. Mr. Wu received his Bachelor in Applied Chemical Technology from Zhengzhou Institute of Technology in July 2002. He received his Master’s Degree in Business Administration from United University of Hong Kong in 2007.  Mr. Wu brings to the Board his operational experience.

Ms. Weixia Hu, age 51, has served as our Chinese Region Chief Representative since December 2018 and has been serving as the legal representative, Chairman of the Board of Supervisors, Marketing Director and Sales Representative of Zhongyun Management and Management Partnership (Limited Partnership) from 2018 until the present. From 2007 to 2012, Mr. Zhou founded Laoxiangzhang Food Chain Co., Ltd. and served as its General Manager. From 2007 to 2010, she served as a Marketing Director for Amway (China) Daily Necessities Co., Ltd. From 2004 to 2006, she served as a General Manager of Wuhan Xinyida Company. From 1994 to 2003, she served as a sales member for Shiyan Dongfeng Motor Company. Ms. Hu received her specialist degree from Dongfeng Motor Vehicle College.

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

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Na Jin
Dongzhi Zhang

  Jiannan Wu

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Jialijia Group Corporation Limited, Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000.

Common Stock Beneficially Owned

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
NA Jin (2)	350,000	7.2%
Dongzhi Zhang	1,847,656	38.027%
Jiannan Wu	-	-
Weixia Hu	-	-

All executive officers and directors as a Group (4 persons)	350,000	45.227%

5% or Greater Stockholders:
JLJ Group Corporation Limited (2)	300,000	6.174%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 14, 2022. Applicable percentage ownership is based on 4,858,784 shares of common stock outstanding as of April 14, 2022, and any shares that such person or persons has the right to acquire within 60 days of April 14, 2022, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Shenzhen Lintai Biological Technology Co., Ltd	The Company entered into a share exchange agreement with Shenzhen Lintai and subsequently cancelled (see Note 1).
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)
Weijun Shen	Legal representative of Rucheng Wenchuan

Due from related party:

	2021	2020
Shenzhen Lintai Biological Technology Co., Ltd	$62,159	$-
Wu Jianna	1,758,427	-
	1,820,586	-

The balance of due from related party is unsecured, non-interest bearing, and payable on demand.

 Due to related parties:

	2021	2020
Shenzhen Wenchuan Gas Co., Ltd.	$2,703,757	$2,610,542
Dongzhi Zhang	454,052	433,034
Rucheng County Minhang Special Gas Co., Ltd.	53,811	53,138
Na Jin	123,010	121,892
Jiannan Wu	19,710	17,165
Weijun Shen	776	-
	$3,355,116	$3,235,771

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

On March 15, 2022, our independent auditor, KCCW Accountancy Corp (“KCCW”) advised our Board in writing that they resigned as auditor of the Company.

Concurrently therewith, we retained the firm of Olayinka Oyebola & Co. (“OO”), to audit our consolidated financial statements for our fiscal year ending December 31, 2021

For the fiscal year ended December 31, 2021, Olayinka Oyebola was our principal accountant. For the fiscal year ended December 31, 2020, KCCW was our principal accountant.

All audit work was performed by the full time employees of KCCW or OO, as applicable, for the above mentioned fiscal years. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by WWC, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2021		December 31, 2020

Audit fees	$	[●]	$8,000
Audit related fees		[●]	15,000
Tax fees		[●]	-
All other fees		[●]	-
Total	$	[●]	$23,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (3)
4.2	Description of Securities. (4)
21	Subsidiaries (4)
24	Power of Attorney*
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Dated: April 15, 2022	Jialijia Group Corporation Limited.

	By:	/s/ Na Jin
	Name:	Na Jin
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Na Jin	Director, Chief Executive Officer and	April 15, 2022
Na Jin	Chief Financial Officer (Principal Executive Officer)

/s/ Dongzhi Zhang	Chairman of the Board	April 15, 2022
Dongzhi Zhang

/s/ Jiannan Wu	Director	April 15, 2022
Jiannan Wu

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020
Notes to the Financial Statements

JIALIJIA GROUP CORPORATION LIMITED

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of JIALIJIA GROUP CORPORATION LIMITED

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jialijia Group Corporation Limited. (the "Company") as of December 31, 2021, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the year ended December 31, 2020, and the related notes collectively referred to as the "financial statements. The financial statement of JialiJia Group Corporation Limited were audited by other auditors whose report dated September 13, 2021.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has had accumulated deficit of $(5,189,744) and is in need of additional capital to sustain its operations until it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion

Critical Audit Matter

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

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since February 2022.

April 15th, 2022.

Lagos Nigeria                                                                          1

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Current Assets
Cash and cash equivalents	$823	$13,933
Prepaid expenses and other receivables	514,000	2,943
Due from related party	1,820,586	-
Inventory	44,279	-
Total Current Assets	2,379,688	16,876
Intangible Assets	1,490,302	-
Total Assets	$3,869,990	$16,876

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$89,114	$108,903
Due to related parties	3,355,116	3,235,771
Other current liabilities	75,469	2,852
Total Current Liabilities	3,519,699	3,347,526
Total Liabilities	3,519,699	3,347,526

Deficit
Common stock, $.001 par value, 1,000,000,000 shares authorized, 4,858,784 and 647,705 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4,858	647
Additional paid-in capital	2,747,437	2,609,532
Subscribed stock	295,655	-
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(5,189,744)	(4,875,603)
Accumulated other comprehensive loss	3,461,856	(112,951)
Total Stockholders’ Deficit	1,200,062	(2,498,375)
Noncontrolling interests	(849,772)	(832,275)
Total Deficit	350,290	(3,330,650)
Total Liabilities and Deficit	$3,869,990	$16,876

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2021	2020

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	317,613	72,384
Goodwill impairment	-	-
Fixed assets impairment	-	-
Total operating expense	317,613	72,384
Loss from operations	(317,613)	(72,384)
Provision for income tax	-	-
Net loss	(317,613)	(72,384)
Net loss attributable to noncontrolling interest	(3,472)	(2,869)
Net loss attributable to the Jialijia Group Corporation Ltd.	(314,141)	(69,515)

Net loss	(317,613)	(72,384)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,588,833	(184,762
Comprehensive loss	3,588,833	(257,146)
Comprehensive loss attributable to noncontrolling interest	(14,025)	(55,065)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$3,574,808	$(202,081)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.06)	$(10.13)

Weighted average shares outstanding:
Basic and diluted	4,492,603	484,233

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscription	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Receivables	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(132,566)	(52,196)	(184,762)
Net loss	-	-	-	-	-	(69,515)	-	(2,869)	(72,384)

Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscribed	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Stock	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)
Issuance of common stock	4,211,079	4,211	137,905	-	-	-	-	-	142,116
Common stock subscription received in advance	-	-	-	295,655	-	-	-	-	295,655
Foreign currency translation	-	-	-	-	-	-	-	(14,025)	(14,025)
Net loss	-	-	-	-	-	(314,141)	-	(3,472)	(317,613)
Other comprehensive income	-	-	-	-	-	-	3,574,808	-	3,574,808
Balance at December 31, 2021	4,492,603	$4,858	$2,747,437	$295,655	$(120,000)	$(5,189,744)	$3,461,857	$(849,772)	$350,291

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,141)	$(72,384)
Other comprehensive income	3,437,966
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other receivables	(511,057)	116
Inventory	(44,279)
Accrued expenses and other payable	172,173	44,389
Net cash used in operating activities	2,740,662	(27,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Intangible Assets	(1,490,302)	-
	(1,490,302)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due (from) to related parties	(1,701,241)	25,383
Common stock issued	4,211	-
Subscribed stock	295,655	-
Additional paid in capital	137,905	15,266
Net cash provided by financing activities	(1,263,470)	40,649

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	150	768

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,110)	13,538

CASH AND CASH EQUIVALENTS, BEGINING BALANCE	13,933	395
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$823	$13,933

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

  Note 2. Basis of Presentation

 The accompanying consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for year-end financial information and with the instructions for Form 10-K. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the year ended December 31, 2021, the Company had a net loss of $317,613. Additionally, the Company had an accumulated deficit of $5,189,744 and working capital deficit of $1,140,011 as of December 31, 2021 and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the year ended December 31, 2021 and 2020, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of goodwill was recorded for the year ended December 31, 2021 and 2020, respectively.

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

  Note 6. Property, Plant, and Equipment, Net

 Property, plant, and equipment consisted of the following:

	December 31, 2021	December 31, 2020

Machinery and equipment	$1,711,133	$1,689,734
Buildings	34,028	33,602
	1,745,161	1,723,336
Less: Accumulated depreciation	(1,270,528)	(1,254,639)
Less: Accumulated impairment	(474,633)	(468,697)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the year ended December 31, 2021 and 2020 were $0 and $0, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Accrued local taxes	$63,426	$54,248
Accrued professional fees	1,024	54,471
Payroll and others	24,664	184
	$89,114	$108,903

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the year ended December 31, 2021 and 2020. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

 PRC

 The PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the year ended December 31, 2021, and 2020.

Provision for income tax expense (benefit) consists of the following:

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

As of December 31, 2021 and December 31, 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Shenzhen Lintai Biological Technology Co., Ltd	The Company entered into a share exchange agreement with Shenzhen Lintai and subsequently cancelled (see Note 1).
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)
Weijun Shen	Legal representative of Rucheng Wenchuan

Due from related party:

	2021	2020
Shenzhen Lintai Biological Technology Co., Ltd	$62,159	$-
Wu Jianna	1,758,427	-
	1,820,586	-

The balance of due from related party is unsecured, non-interest bearing, and payable on demand.

 Due to related parties:

	2021	2020
Shenzhen Wenchuan Gas Co., Ltd.	$2,703,757	$2,610,542
Dongzhi Zhang	454,052	433,034
Rucheng County Minhang Special Gas Co., Ltd.	53,811	53,138
Na Jin	123,010	121,892
Jiannan Wu	19,710	17,165
Weijun Shen	776	-
	$3,355,116	$3,235,771

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

As of December 31, 2021, Jialijia Zhongtai Chunfeng owned 300,000 shares of the Company. These shares have been reclassified and recorded as treasury stock at the cost of $0.4 per share, as a result of the Reverse Merger.

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

During the year ended December 31, 2021, the Company entered into stock subscription agreements with several individuals, pursuant to which the Company agreed to issue an aggregate of 6,911,786 shares of the Company’s common stock for the purchase price of $0.04 per share. As of December 31, 2021, the Company received advances of $291,773 for the subscribed stock, and these common shares have not been issued.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued and determined that no subsequent events require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

12