Form 10-K/A
period 2021-12-31
Jialijia Group Corp Ltd
filed 2022-04-22
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (the “Amendment”) of Jialijia Group Corporation Limited (the “Company”) amends the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2022, and is being filed to include the financial statements of the Company for the years ended December 31, 2021 and 2020, in EXtensible Business Reporting Language format. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “RZZN”. As of March 28, 2022, the last closing price of our securities was $3.00, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

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

(b) Approximate Number of Holders of Common Stock

As of March 28, 2022, there were approximately 313 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

Going Concern [To come]

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

Results of Operations [To come]

For The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table sets forth selected financial information from our statements of comprehensive loss for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2021	2020
Net Revenue	$-	$-
Total Operating Expenses	72,384	72,384
Net Loss	$(72,384)	$(72,384)

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Jialijia Group Corporation Limited, Room 402, Unit B, Building 5, Guanghua Community, Guanghua Road, Tianning District, Changzhou City, Jiangsu Province, China 213000.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
NA Jin (2)	350,000	7.72%
Dongzhi Zhang	-	-
Jiannan Wu	-	-
Weixia Hu	-	-

All executive officers and directors as a Group (4 persons)	350,000	7.2%

5% or Greater Stockholders:
JLJ Group Corporation Limited (2)	300,000	6.174%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 28, 2022. Applicable percentage ownership is based on 4,858,784 shares of common stock outstanding as of March 28, 2022, and any shares that such person or persons has the right to acquire within 60 days of March 28, 2022, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Due to related parties:

	December 31,		December 31,
	2021		2020
Shenzhen Wenchuan Gas Co., Ltd.	$	[●]	$2,610,542
Dongzhi Zhang		[●]	433,034
Rucheng County Minhang Special Gas Co., Ltd.		[●]	53,138
Na Jin		[●]	121,892
Jiannan Wu		[●]	17,165
	$	[●]	$3,235,771

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

Concurrently therewith, we retained the firm of Olayinka Oyebola & Co. (“OO”), to audit our consolidated financial statements for our fiscal year ending December 31, 2021

For the fiscal year ended January 31, 2021, OO was our principal accountant. For the fiscal year ended January 31, 2020, KCCW was our principal accountant.

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

Dated: April ___, 2022	Jialijia Group Corporation Limited.

	By:	/s/ Na Jin
	Name:	Na Jin
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Na Jin	Director, Chief Executive Officer and	April 15, 2022
Na Jin	Chief Financial Officer (Principal Executive Officer)

/s/ Dongzhi Zhang*	Chairman of the Board	April 15, 2022
Dongzhi Zhang

/s/ Jiannan Wu*	Director	April 15, 2022
Jiannan Wu

*by Na Jin pursuant to the Power of Attorney filed as Exhibit 24 to the Form 10-K.

JIALIJIA GROUP CORPORATION LIMITED

Report of Independent Registered Public Accounting Firm (PCAOB ID 5968)
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

April 15th, 2022.

Lagos Nigeria

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Current Assets
Cash and cash equivalents	$823	$13,933
Prepaid expenses and other receivables	514,000	2,943
Due from related party	1,820,586	-
Inventory	44,279	-
Total Current Assets	2,379,688	16,876
Intangible Assets	1,490,302	-
Total Assets	$3,869,990	$16,876

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$89,114	$108,903
Due to related parties	3,355,116	3,235,771
Other current liabilities	75,469	2,852
Total Current Liabilities	3,519,699	3,347,526
Total Liabilities	3,519,699	3,347,526

Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 4,858,784 and 647,705 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4,858	647
Additional paid-in capital	2,747,437	2,609,532
Subscribed stock	295,655	-
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(5,189,744)	(4,875,603)
Accumulated other comprehensive loss	3,461,856	(112,951)
Total Stockholders’ Deficit	1,200,062	(2,498,375)
Noncontrolling interests	(849,772)	(832,275)
Total Deficit	350,290	(3,330,650)
Total Liabilities and Deficit	$3,869,990	$16,876

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2021	2020

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	317,613	72,384
Goodwill impairment	-	-
Fixed assets impairment	-	-
Total operating expense	317,613	72,384
Loss from operations	(317,613)	(72,384)
Provision for income tax	-	-
Net loss	(317,613)	(72,384)
Net loss attributable to noncontrolling interest	(3,472)	(2,869)
Net loss attributable to the Jialijia Group Corporation Ltd.	(314,141)	(69,515)

Net loss	(317,613)	(72,384)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,588,833	(184,762
Comprehensive loss	3,588,833	(257,146)
Comprehensive loss attributable to noncontrolling interest	(14,025)	(55,065)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$3,574,808	$(202,081)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.06)	$(10.13)

Weighted average shares outstanding:
Basic and diluted	4,492,603	484,233

The accompanying notes are an integral part of these financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscription	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Receivables	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2019	635,296	$635	$2,602,099	$(7,821)	$(120,000)	$(4,806,088)	$19,615	$(777,210)	$(3,088,770)
Capital contribution	12,409	12	7,433	7,821	-	-	-	-	15,266
Foreign currency translation	-	-	-	-	-	-	(132,566)	(52,196)	(184,762)
Net loss	-	-	-	-	-	(69,515)	-	(2,869)	(72,384)

Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscribed	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Stock	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)
Issuance of common stock	4,211,079	4,211	137,905	-	-	-	-	-	142,116
Common stock subscription received in advance	-	-	-	295,655	-	-	-	-	295,655
Foreign currency translation	-	-	-	-	-	-	-	(14,025)	(14,025)
Net loss	-	-	-	-	-	(314,141)	-	(3,472)	(317,613)
Other comprehensive income	-	-	-	-	-	-	3,574,808	-	3,574,808
Balance at December 31, 2021	4,492,603	$4,858	$2,747,437	$295,655	$(120,000)	$(5,189,744)	$3,461,857	$(849,772)	$350,290

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(317,613)	$(72,384)
Other comprehensive income	3,437,966
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other receivables	(511,057)	116
Inventory	(44,279)
Accrued expenses and other payable	172,173	44,389
Net cash used in operating activities	2,740,662	(27,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(1,490,302)	-
	(1,490,302)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due (from) to related parties	(1,701,241)	25,383
Common stock issued	4,211	-
Subscribed stock	295,655	-
Additional paid in capital	137,905	15,266
Net cash provided by financing activities	(1,263,470)	40,649

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	150	768

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,110)	13,538

CASH AND CASH EQUIVALENTS, BEGINING BALANCE	13,933	395
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$823	$13,933

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

