Form 10-Q
period 2022-03-31
Jialijia Group Corp Ltd
filed 2022-05-23
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

4,858,784 shares of common stock issued and outstanding as of May 9, 2022.

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

ii

Consolidated Statements of Operations and Comprehensive Income for the period ended March 31, 2022, and March 31, 2021
Consolidated Statements of Stockholders’ Equity for the period ended March 31, 2022, and 2021
Consolidated Statements of Cash Flows for the period ended March 31, 2022, and 2021
Notes to the Financial Statements

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021

Assets
Current Assets
Cash and cash equivalents	$1,684	$823
Prepaid expenses and other receivables	487,342	514,000
Due from related party	1,292,699	1,820,586
Inventory	-	44,279
Total Current Assets	1,781,725	2,379,688
Intangible Assets	1,490,302	1,490,302
Total Assets	$3,272,027	$3,869,990

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$167,111	$89,114
Due to related parties	3,221,934	3,355,116
Other current liabilities	-	75,469
Total Current Liabilities	3,389,045	3,519,699
Total Liabilities	3,389,045	3,519,699

Deficit
Common stock, $.001 par value, 1,000,000,000 shares authorized, 4,858,784 and 647,705 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,858	4,858
Additional paid-in capital	2,747,437	2,747,437
Subscribed stock	295,655	295,655
Treasury stock	(120,000)	(120,000)
Accumulated deficit	(5,249,120)	(5,189,744)
Accumulated other comprehensive loss	3,172,186	3,461,856
Total Stockholders’ Deficit	851,016	1,200,062
Noncontrolling interests	(968,034)	(849,772)
Total Deficit	(117,018)	350,290
Total Liabilities and Deficit	$3,272,027	$3,869,990

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Period Ended
	March 31,
	2022	2021

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	62,848	17,194
Goodwill impairment	-	-
Fixed assets impairment	-	-
Total operating expense	62,848	17,194
Loss from operations	(62,848)	(17,194)
Provision for income tax	-	-
Net loss	(62,848)	(17,194)
Net loss attributable to noncontrolling interest	(3,472)	(979)
Net loss attributable to the Jialijia Group Corporation Ltd.	(59,376)	(16,215)

Net loss	(62,848)	(17,194)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(404,461)	12,141
Comprehensive loss	(404,461)	(5,053)
Comprehensive loss attributable to noncontrolling interest	(114,790)	(2,437)
Comprehensive loss attributable to Jialijia Group Corporation Ltd.	$(289,671)	$(7,490)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	4,492,603	647,705

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscription	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Receivables	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2021	4,492,603	$4,858	$2,747,437	$295,655	$(120,000)	$(5,189,744)	$3,461,857	$(849,772)	$350,291
Foreign currency translation	-	-	-	-	-	-	(289,671)	(114,790)	(404,461)
Net Loss	-	-	-	-	-	(59,376)	-	(3,472)	(62,848)
Balance at March 31, 2022	4,492,603	$4,858	$2,747,437	$295,655	$(120,000)	$(5,249,120)	$3,172,186	$(968,034)	$(117,018)

			Additional				Accumulated Other	Non-
	Common Stock		Paid-in	Subscribed	Treasury	Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Stock	Stock	Deficit	Loss	interest	Deficit
Balance at December 31, 2020	647,705	$647	$2,609,532	$-	$(120,000)	$(4,875,603)	$(112,951)	$(832,275)	$(3,330,650)
Issuance of common stock	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	8,725	3,416	12,141
Net loss	-	-	-	-	-	(16,215)	-	(979)	(17,194)
Balance at March 31, 2021	647,705	$647	$2,609,532	$-	$(120,000)	$(4,891,818)	$(104,226)	$(829,838)	$(3,335,703)

The accompanying notes are an integral part of these consolidated financial statements.

JIALIJIA GROUP CORPORATION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,848)	$(17,194)
Other comprehensive income	(404,461)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other receivables	26,658	-
Inventory	44,279	-
Accrued expenses and other payable	2,528	8,092
Net cash used in operating activities	(393,844)	(9,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Intangible Assets	-	-
	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due (from) to related parties	394,705	9,105
Additional paid in capital	-	-
Net cash provided by financing activities	394,705	9,105

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	-	(56)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	861	(53)

CASH AND CASH EQUIVALENTS, BEGINING BALANCE	823	13,933
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,684	$13,880

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

6

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jialijia Zhongtai Chunfeng agreed to exchange 26% of the Company’s common stock held by Jialijia Zhongtai Chunfeng for 100% of the equity interest of Shenzhen Lintai. In October 2021, this agreement has been cancelled.

On March 5, 2021, Jialijia Zhongtai Chunfeng formed a wholly-owned subsidiary, Zhongtai Chunfeng Wanqi (Chengdu) Industrial Group Co., Limited, under the laws of the PRC.

  Note 2. Basis of Presentation

 The accompanying consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for year-end financial information and with the instructions for Form 10-K. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the period ended March 31, 2022, the Company had a net loss of $62,848. Additionally, the Company had an accumulated deficit of $5,249,120 and working capital deficit of $117,018 as of March 31, 2022 and has not yet generated revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Use of Estimates

7

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. No impairment loss was recorded for the period ended March 31, 2022 and 2021, respectively.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of goodwill was recorded for the period ended March 31, 2022 and 2021, respectively.

8

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following:

	March 31, 2022	December 31, 2021

Machinery and equipment	$1,711,133	$1,689,734
Buildings	34,028	33,602
	1,745,161	1,723,336
Less: Accumulated depreciation	(1,270,528)	(1,254,639)
Less: Accumulated impairment	(474,633)	(468,697)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the period ended March 31, 2022 and December 31, 2021 were $0 and $0, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accrued local taxes	$64,131	$63,426
Accrued professional fees	102,980	1,024
Payroll and others	-	24,664
	$167,111,	$89,114

Note 8. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the period ended March 31, 2022 and 2021. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

 PRC

 The PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the period ended March 31, 2022, and 2021.

Provision for income tax expense (benefit) consists of the following:

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021
Current
USA	$-	$-
China	-	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$-	$-

 The following is a reconciliation of the statutory tax rate to the effective tax rate:

	2022	2021
U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.0%	21.0%
PRC statutory tax benefit	(25.0)%	(25.0)%
Change in deferred tax asset valuation allowance	25.0%	25.0%
Effective income tax rate	0.0%	0.0%

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

As of march 31, 2022 and December 31, 2021, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

Note 9. Related Party Transactions and Balances

The related parties of the company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company
Shenzhen Wenchuan Gas Co., Ltd.	Mr. Jiannan Wu is the legal representative and president of this entity
Rucheng County Minhang Special Gas Co., Ltd	Mr. Jiannan Wu is the legal representative and president of this entity
Shenzhen Lintai Biological Technology Co., Ltd	The Company entered into a share exchange agreement with Shenzhen Lintai and subsequently cancelled (see Note 1).
Jiannan Wu	Major shareholder of Rucheng Wenchuan
Dongzhi Zhang	Chairman of the Board
Na Jin	Shareholder, director, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)
Weijun Shen	Legal representative of Rucheng Wenchuan

Due from related party:

	2022	2021
Shenzhen Lintai Biological Technology Co., Ltd	$62,159	$62,159
Wu Jianna	1,230,540	1,758,427
	1,292,699	1,820,586

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance of due from related party is unsecured, non-interest bearing, and payable on demand.

 Due to related parties:

	2022	2021
Shenzhen Wenchuan Gas Co., Ltd.	$2,570,575	$2,703,757
Dongzhi Zhang	454,052	454,052
Rucheng County Minhang Special Gas Co., Ltd.	53,811	53,811
Na Jin	123,010	123,010
Jiannan Wu	19,710	19,710
Weijun Shen	776	776
	$3,221,934	$3,355,116

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2022, the Company had working capital deficit of $117,018 and has incurred losses since its inception resulting in an accumulated deficit of $(5,249,120). Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

The following table provides selected financial data about our company as of March 31, 2022 and 2021.

Results of Operations for the

	For the Three Months Ended March 31,
	2022	2021
Net Revenue	$–	$–
Total Operating Expenses	62,848	17,194
Net Loss	$62,848	$4,044,233

Revenues

The Company did not commence operations and did not generate any revenues for the three months ended March 31, 2022 and 2021.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021, were $62,848 and $17,194, respectively. Operating expenses for the three months ended March 31, 2022, consisted solely of general and administrative expenses of $62,848. Operating expenses for the three months ended March 31, 2021, consisted of general and administrative expenses of $17,194.

Net Loss

As a result of the above factors, the Company incurred a net loss of $62,848 and $17,194 for the three months ended March 31, 2022 and 2021, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $404,461 in foreign currency translation gain during the three months ended March 31, 2022 as compared to $12,141 in foreign currency translation loss during the three months ended March 31, 2021, reflecting a change of $392,320. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended March 31, 2022 and 2021.

For the Three Months Ended

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2022	2021
Net cash used in operating activities	$(393,844)	$(9,102)
Net cash used in investing activities	-	-
Net cash provided by financing activities	394,705	9,105
Net increase in cash and cash equivalents	$861	$(53)

Net cash used in operating activities was $(393,844) for the three months ended March 31, 2022, compared to that of $(9,102) for the three months ended March 31, 2021. The decrease of $384,742 of net cash used in operating activities was primarily due to the decrease in net loss during the three months ended March 31, 2022.

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Net cash provided by financing activities was $394,705 and $9,105 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $385,600. The increase in net cash provided by financing activities was primarily attributable to the increase in advances from officers for working capital purpose.

Working Capital:

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalent of $1,684 and $823, respectively. As of March 31, 2022, we have incurred accumulated operating losses of $5,249,120 since inception. As of March 31, 2022 and December 31, 2021, we had working capital deficits of $3,172,186 and $3,461,856, respectively.

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management will continue to monitor and evaluate the effectiveness of our remediation initiatives, internal controls and procedures and our internal controls over financial reporting on an ongoing basis to ensure that the aforementioned material weaknesses are remediated, as funds allow.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jialijia Group Corporation Limited
(Registrant)

Dated: 05/23/2022	/s/ Na Jin
Na JIn
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)