Form 10-Q/A
period 2022-03-31
Jialijia Group Corp Ltd
filed 2022-06-15
CIK 1659559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A #1

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

TABLE OF CONTENTS.

i

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (the “Amendment”) of Jialijia Group Corporation Limited (the “Company”) amends the Quarterly Report of the Company on Form 10-Q for the quarter year ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2022, and is being filed to include the financial statements of the Company for the quarters ended March 31, 2022 and 2021, in Extensible Business Reporting Language format.  This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-Q.

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JIALIJIA GROUP CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Jialijia Group Corporation Limited
(Registrant)

Dated: [05/23/2022]	/s/ Na Jin
Na Jin
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer)